Form 10-Q
period 1996-03-31
SDL INC
filed 1996-05-09
CIK 934741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


                         Commission File Number 0-25688


                                    SDL, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      77-0331449
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    80 Rose Orchard Way, San Jose, CA                   95134-1365
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code    (408) 943-9411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                    No
                     ------                     ------

The number of shares outstanding of the issuer's common stock as of April 30, 1996 was 7,354,346.

                                    SDL, INC.


                                      INDEX


                                                                    PAGE NO.
                                                                    --------

PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at
              March 31, 1996 and December 31, 1995                     3

              Condensed Consolidated Statements of Income for
              the three months ended March 31, 1996 and 1995           4

              Condensed Consolidated Statements of Cash Flows for
              the three months ended March 31, 1996 and 1995           5

              Notes to Condensed Consolidated Financial Statements     6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations            8


PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings                                       15

    Item 2.   Changes in Securities                                   15

    Item 3.   Defaults upon Senior Securities                         15

    Item 4.   Submission of Matters to a Vote of Security Holders     15

    Item 5.   Other Information                                       15

    Item 6.   Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                            16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS - EXCEPT SHARE DATA)

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      1996                1995
                                                                                      ----                ----
                                                                                   (UNAUDITED)            (1)
ASSETS
Current assets:
       Cash and cash equivalents                                                     $  2,426          $  2,793
       Short-term investments                                                           9,015             8,515
       Accounts receivable, net                                                        12,294            13,535
       Inventories                                                                     10,552             9,006
       Deferred income taxes                                                            1,129               989
       Prepaid expenses and other current assets                                        1,125               502
                                                                                     --------          --------
          Total current assets                                                         36,541            35,340

Property and equipment, net                                                            17,588            16,470
Purchased intangibles, net                                                              2,605             2,766
Deferred income taxes                                                                   1,840             1,840
Other assets                                                                              247               227
                                                                                     --------          --------
                                                                                     $ 58,821          $ 56,643
                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                              $  5,121          $  6,257
       Accrued payroll and related expenses                                             2,398             1,990
       Accrued warranty                                                                   432               442
       Unearned revenue                                                                   935               972
       Acquisition obligations                                                            102             1,592
       Other accrued liabilities                                                        1,604             1,438
                                                                                     --------          --------
          Total current liabilities                                                    10,592            12,691

Deferred acquisition obligations                                                        2,680             2,680
Other long-term liabilities                                                               752               772

Stockholders' equity:
       Common stock, $0.001 par value, 21,000,000 shares authorized;
          7,271,774 outstanding (7,085,410 at December 31, 1995)                            7                 7
       Treasury stock                                                                     (33)              (33)
       Additional paid-in-capital                                                      65,086            63,038
       Accumulated deficit ($32,084 relating to the repurchase
          of common stock and recapitalization in 1992)                               (19,869)          (22,028)
       Cumulative translation adjustment                                                   (7)               (6)
                                                                                     --------          --------
                                                                                       45,184            40,978
       Less: common stockholders' notes receivable                                       (387)             (478)
                                                                                     --------          --------
Total stockholders' equity                                                             44,797            40,500
                                                                                     --------          --------
                                                                                     $ 58,821          $ 56,643
                                                                                     ========          ========

(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


See accompanying notes.

                                    SDL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                        1996              1995
                                                        ----              ----

Total revenue:
       Product revenue                                $ 17,348          $  8,652
       Research revenue                                  3,074             1,860
                                                      --------          --------
                                                        20,422            10,512

Cost of revenue:
       Cost of product revenue                          10,505             5,097
       Cost of research revenue                          2,242             1,410
                                                      --------          --------

Gross margin                                             7,675             4,005

Operating expenses:
       Research and development                          1,687               724
       Selling, general and administrative               2,650             1,421
       Amortization of purchased intangibles               161              --
                                                      --------          --------

Operating income                                         3,177             1,860
Interest (income) expense, net                            (145)              424
                                                      --------          --------

Income before income taxes                               3,322             1,436
Provision for income taxes                               1,163               531
                                                      --------          --------

Net income                                            $  2,159          $    905
                                                      ========          ========

Net income per share                                  $   0.27          $   0.17
                                                      ========          ========

Shares used in computing net income per share            8,049             5,375
                                                      ========          ========

See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               ----------------------
                                                                               1996              1995
                                                                               ----              ----

OPERATING ACTIVITIES:
Net income                                                                   $  2,159          $    905
Adjustments to reconcile net income to
net cash provided by operating activities:
       Depreciation and amortization                                            1,100               618
       Deferred income taxes                                                     (140)              136
       Accrued interest                                                            --              (452)
       Deferred rent                                                              (20)               --
       Changes in operating assets and liabilities:
           Accounts receivable                                                  1,241              (757)
           Inventories                                                         (1,546)             (402)
           Accounts payable                                                    (1,136)            1,203
           Income taxes payable                                                 1,588               126
           Accrued payroll and related expenses                                   408               212
           Accrued warranty                                                       (10)               --
           Unearned revenue                                                       (37)              641
           Other accrued liabilities                                              166               193
           Other                                                                 (332)             (160)
                                                                             --------          --------
Total adjustments                                                               1,282             1,358
                                                                             --------          --------
Net cash provided by operating activities                                       3,441             2,263

INVESTING ACTIVITIES
Acquisition of property and equipment, net                                     (2,057)           (1,350)
Payments of acquisition obligations                                            (1,490)               --
Purchase of short-term investments, net                                          (500)          (10,300)
                                                                             --------          --------
Net cash used in investing activities                                          (4,047)          (11,650)

FINANCING ACTIVITIES
Payments of bank debt                                                              --            (2,592)
Payments of subordinated debt                                                      --           (21,580)
Proceeds from issuance of common stock                                             --            34,776
Purchase of treasury stock                                                         --               (22)
Issuance of stock pursuant to employee stock plans                                148                33
Payments on stockholders' notes receivable                                         91                 2
                                                                             --------          --------
Net cash provided by financing activities                                         239            10,617
                                                                             --------          --------
Net increase (decrease) in cash and cash equivalents                             (367)            1,230
Cash and cash equivalents at beginning of period                                2,793               632
                                                                             --------          --------
Cash and cash equivalents at end of period                                   $  2,426          $  1,862
                                                                             ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for income taxes                                        $   (400)         $    265
Cash paid for interest                                                       $     --          $    894

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Conversion of convertible redeemable preferred stock to common stock         $     --          $ 10,888
Stock issued for stockholders' notes receivable                              $     --          $     34

See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1996


1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1995.

       The consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiary SDL Optics. Intercompany accounts and transactions have been eliminated in consolidation.

       The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains and losses are included in other (income) expense and were immaterial for all periods presented.


2.     NET INCOME PER SHARE

       Net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).


3.     SHORT-TERM INVESTMENTS

       Available for sale short-term investments consist of the following (in thousands):

                                                        March 31,     December 31,
                                                          1996            1995
                                                          ----            ----

       Tax-exempt auction rate preferred stocks          $7,500          $7,000
       Municipal bonds                                    1,515           1,515
                                                         ------          ------
                                                         $9,015          $8,515
                                                         ======          ======

       Tax-exempt auction rate preferred stock contains contractual maturities of less than one year.

       Municipal bonds mature within one to eight months.

       Both realized and unrealized gains and losses on the sale of available-for-sale securities were immaterial for the quarter ended March 31, 1996.


4.     INVENTORIES

       The components of inventories consist of the following (in thousands):

                                                               March 31,      December 31,
                                                                 1996             1995
                                                                 ----             ----

       Raw materials                                            $ 4,403           $ 4,151
       Work in process                                            6,149             4,855
                                                                -------           -------
                                                                $10,552           $ 9,006
                                                                =======           =======

       No significant amounts of finished goods are maintained.


5.     COSTS AND ESTIMATED EARNINGS ON LONG-TERM CONTRACTS

       The following is a summary of research and product contract activity related to uncompleted long-term contracts from the inception of the contracts (in thousands):

                                                               March 31,      December 31,
                                                                 1996            1995
                                                                 ----            ----

       Costs incurred on uncompleted long-term contracts       $48,885         $41,460
       Estimated earnings                                        3,207           2,533
                                                               -------         -------
       Revenue recognized on uncompleted long-term contracts    52,092          43,993
       Less billings to date                                    50,917          42,477
                                                               -------         -------
       Unbilled costs and estimated earnings                   $ 1,175         $ 1,516
                                                               =======         =======

       The above balances are included in accounts receivable in the accompanying balance sheets. Unbilled costs and estimated earnings on uncompleted long-term contracts are generally billable in the subsequent year.

       Approximately $5.8 million and $4.0 million of revenue recognized on long-term contracts is included in total revenue for the three month periods ended March 31, 1996 and 1995, respectively.


6.     CONTINGENCIES

       See Part II, Item 1, Legal Proceedings for discussion of legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SDL designs, manufactures and markets semiconductor optoelectronic integrated circuits (OEICs), high power semiconductor lasers and related products. The Company's revenue consists of product and research revenue. The Company's product revenue is primarily derived from the sale of standard and customized products to a variety of customers, in volumes ranging from single products sold to numerous organizations, to high unit volumes sold to certain original equipment manufacturer (OEM) customers. As a result, product gross margins tend to fluctuate based on the mix of products sold in any reported period. From the original products introduced in 1984, the Company has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. OEM customers often fund the design or customization as well as the manufacturing and testing of their volume products. The primary applications for the Company's products include telecommunications, cable television, satellite communications, printing, medical, data storage, sensor, defense, materials processing and scientific markets.

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes over 40 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 45 U.S. patents and has over four dozen U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

In November 1995, the Company and its subsidiary, SDL Optics, acquired the net assets of Seastar Optics, Inc. whose operating results are included in the accompanying consolidated financial statements from that date.


RESULTS OF OPERATIONS


REVENUE. Total revenue for the quarter ended March 31, 1996 increased 94% to $20.4 million compared to $10.5 million in the corresponding 1995 quarter and was 22% above total revenue for the quarter ended December 31, 1995. This increase was driven by demand for the Company's semiconductor lasers and optoelectronic solutions, revenue from SDL Optics, which was acquired in the fourth quarter of 1995 and, to a lesser extent, research revenue growth. Information-based products within the fiber-based telecommunications, satellite communications, printing, medical and industrial markets continued to represent approximately 70% of the Company's March 31, 1996 product revenue. The balance represented products for the light replacement markets. Research revenue continued to grow as compared to both the corresponding prior year quarter and the December 31, 1995 quarter, but at a slower rate than that of product revenue. For the three months ended March 31, 1996, research revenue represented 15% of total revenue as compared to 18% for the three months ended March 31, 1995.

OEM product sales increased international revenue by 32% during the first quarter of 1996 compared to the March 1995 quarter. However, international revenue as a percentage of total revenue for the three months ended March 31, 1996 decreased to 17% compared to 25% for the corresponding 1995 quarter. This decline was primarily due to the large percentage of SDL Optics' revenue within the domestic communications markets.

Approximately 17% and 16% of the Company's revenue for the three month periods ended March 31, 1996 and 1995, respectively, was received from Lockheed Martin. This compares to approximately 23% of total revenue for the three month period ending December 31, 1995. Continued demand for the Company's fiber-based products during the first quarter of 1996 contributed to the percentage decline in total revenue derived from Lockheed Martin. There can be no assurances that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.


GROSS MARGIN. Total gross margin for the three months ended March 31, 1996 improved to 38% as compared to 37% for the quarter ended December 31, 1995, but remained relatively constant when compared to the three months ended March 31, 1995. Influencing this gross margin improvement was the combination of increased higher-margin product revenue and relatively flat cost-reimbursable revenue during the first quarter of 1996 as compared to the December 1995 quarter. However, product gross margins continue to be impacted primarily by the product customization program for Lockheed Martin.

The Company's gross margin can be affected by a number of factors, including product mix, pricing pressures, and product yield. Generally, the cost of newer products tends to be higher as a percentage of product revenue than that of more mature, higher volume products. In addition, the cost of research revenue is significantly higher as a percentage of revenue, as research revenue is typically based on costs incurred rather than market pricing. As a result of these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will maintain gross margins at current levels in future periods.


RESEARCH AND DEVELOPMENT. The Company's total research and development activities consist of customer-funded research programs and internally-funded research and development. Increased research revenue, together with increased spending on new product development projects, cost reduction, reliability improvement and the acquisition of the SDL Optics business resulted in the growth in total research and development activities during the three months ended March 31, 1996 to $3.9 million as compared to $2.1 million for the first quarter of 1995. As a percentage of total revenue, the total of customer-funded cost of research revenue and internally-funded research and development decreased to 19% for the three months ended March 31, 1996 from 20% for the corresponding 1995 quarter. The high relative growth in total revenue for the reported periods is the primary reason for the decreased ratio of total Company research and development activities on a year-over-year basis. Accordingly, the level of research and development may vary based on future levels of customer-funded research and development.

SELLING, GENERAL AND ADMINISTRATIVE. The increase of selling, general and administrative expense (SG&A) for the three months ended March 31, 1996 as compared to the March 1995 quarter resulted primarily from the continuing expansion of the Company's business, headcount increases, ongoing litigation expense, and to a lesser extent, the acquisition of the SDL Optics business. When litigation expenses are excluded, SG&A decreased as a percentage of total revenue. The Company expects that SG&A expenses will continue to increase to support the Company's current and expected future volumes of business. However, there can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue. For the next several quarters, it is expected that litigation expense will remain at least at the level recorded during the most recent three month period.


INTEREST (INCOME) EXPENSE, NET. The Company recorded net interest income for the first quarter of 1996 compared to net interest expense for the corresponding three month period of 1995 due to the repayment of the outstanding subordinated and bank debt, effective with the Company's March 1995 initial public stock offering.


PROVISION FOR INCOME TAXES. The annualized estimated effective tax rate was 35% and 37% for the three month periods ended March 31, 1996 and 1995, respectively. The reduction in the effective tax rate is attributable to the benefits of the Company's foreign sales corporation and tax exempt income, as well as a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Increased net income and non-cash adjustments for depreciation and amortization, the reduction of trade receivable days sales outstanding and the income tax benefit received from the exercise of employee stock options were offset slightly by increased inventory and trade payables to provide the Company with net cash from operating activities of $3.4 million for the three months ended March 31, 1996. In addition, the Company spent $2.1 million for planned facilities expansion and capital equipment purchases during the quarter, and reduced its remaining obligation for the acquisition of the SDL Optics business by $1.5 million. As a result, the Company increased cash, cash equivalents and short-term investments to $11.4 million at March 31, 1996 as compared to $11.3 million December 31, 1995.

The Company has an $8 million secured line of credit, which expires in January 1997. Any borrowings under this line would be limited to 80% of eligible accounts receivable, as defined in the credit agreement (approximately $6.5 million of borrowings were available under the line at March 31, 1996), and bear interest at the bank's prime rate (8.25% at March 31, 1996). The credit agreement contains affirmative and negative covenants and, among other things, requires the Company to maintain certain financial ratios and restricts the ability to pay cash dividends.

The Company has future cash requirements to complete its acquisition of the SDL Optics business of (i) $1.5 million payable on March 31, 1997, for which the Company was contingently liable for a letter of credit at March 31, 1996 and
(ii) $1.2 million in cash or common stock of the Company (at the Company's option) on March 31, 1997.

The Company currently expects to spend approximately $12 million for capital equipment purchases and leasehold improvements during 1996.

The Company believes that current cash balances, cash generated from operations, credit available under the bank line of credit and cash available through the equity markets will be sufficient to fund capital equipment purchases, acquisitions of complimentary businesses, products or technologies and working capital requirements at least through 1996. However, there can be no assurances that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.


RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include SDL's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

DEPENDENCE ON EMERGING APPLICATIONS. The Company's current products serve many applications in the communications, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. A substantial portion of the Company's products address markets that are not now and may never become substantial commercial markets. The Company has experienced, and is expected to experience, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. No assurances can be given that the Company or its customers will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's or customer's products, that the Company's products will be accepted in end-user markets, that the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products.


MANUFACTURING RISKS. The Company relies on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failures, or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, the loss of whom could affect the Company's ability to effectively operate and service such equipment. The Company has periodically experienced, and may in the future experience, lower than expected production yields that have adversely affected gross margins and delayed component, product and system shipment. There can be no assurance that the Company will be able to maintain acceptable manufacturing yields or ship products on time in the future. To the extent the Company does not achieve acceptable manufacturing yields or experiences any shipment delays, the Company's business and results of operations would be materially adversely affected.


TECHNOLOGY AGREEMENT. At the time of its formation, the Company entered into a technology agreement with Spectra-Physics, Inc. ("Spectra-Physics") and Xerox Corporation ("Xerox"), (the "Technology Agreement") pursuant to which SDL granted to Spectra-Physics and Xerox an irrevocable, royalty-free, worldwide, non-exclusive license to patented and non-patented technology developed by SDL. In March 1995, Spectra-Physics filed suit against SDL in the Santa Clara County, California Superior Court, seeking, among other things, to enforce the claims of Spectra-Physics and its affiliated company, Opto Power Corporation ("Opto Power"), to SDL patented and non-patented technology developed through at least June 1993. The Company believes that as a result of events subsequent to the entering into of the Technology Agreement, there are questions concerning Spectra-Physics' or Opto Power's continuing rights, if any, to such technology. The Company has answered the complaint and has filed a cross-complaint against, among others, Spectra-Physics, Opto Power and Spectra-Physics' former parent corporation, seeking a declaration of the parties' rights under the Technology Agreement, damages and an injunction against further requests by Spectra-Physics and Opto Power of the transfer of SDL technology.

Discovery is proceeding. Trial of the matter is scheduled for July 8, 1996. The Company and its attorneys are beginning to actively prepare for trial. The Company believes that it has meritorious defenses to Spectra-Physics' claims. There can be no assurance, however, that the Company will achieve a successful result in this litigation. The litigation has involved and is expected to continue to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel, and the outcome could have a material adverse effect on the Company's business and results of operations. If the Company does not prevail in such litigation, the Company could face monetary damages and could be required to license and to transfer valuable SDL trade secrets and technology to Spectra-Physics and possibly to Opto Power, which is currently manufacturing optoelectronic devices that compete with a number of the Company's products. Such a result could significantly impair the Company's competitive advantage in certain technology areas with respect to a number of products and could have a material adverse effect on the Company's business and results of operations.


RISK OF PATENT INFRINGEMENT CLAIM. The semiconductor optoelectronics, communications, information and laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. In 1985, the Company first received correspondence from Rockwell International Corporation ("Rockwell") alleging that a fabrication process used by the Company infringes Rockwell's patent rights. In August 1993, Rockwell sued the Federal government alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including the Company (the "Government Lawsuit"). The Federal government has asserted that, if it is held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with the Company, then the Company will be liable to indemnify the Federal government for a portion of its liability. The Company has intervened as a party in the Government Lawsuit. In February 1995, Rockwell asserted its prior allegations and threatened to file suit against the Company for injunctive relief and damages if the Company did not enter into an agreement to license rights to the process that Rockwell claims to hold. In May 1995, Rockwell filed such a suit against the Company in the United States District Court for the Northern District of California (the "District Court Action"). The District Court Action has been stayed pending the completion of certain proceedings in the Government Lawsuit. The Company believes that it has meritorious defenses to Rockwell's allegations, including among others, that the Company's process does not infringe Rockwell's patent upon which its claim is based and that such patent is invalid.


MULTISITE OPERATIONS; NEED TO MANAGE GROWTH. The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet the demand of its existing customer base and of new customers. As a result, the Company expanded its facilities by relocating its assembly, test and packaging operations to another building and is in the process of remodeling its original manufacturing facilities. In addition, the Company and its subsidiary, SDL Optics, acquired the business of a company located in Victoria, British Columbia, Canada. Prior to these developments, the Company had no experience in managing operations in multiple sites and no assurance can be given that the Company will not experience unexpected delays, inefficiencies or management problems arising out of its multisite operations. Such delays or inefficiencies could materially adversely affect the Company's business and results of operations.

The recent growth in the Company's revenue and expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and results of operations.


DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. In 1994, 1995 and the first three months of 1996, the Company derived approximately 36%, 45% and 46%, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The Company received approximately 19% and 17% of its revenue for fiscal 1995 and the first three months of 1996, respectively, from Lockheed Martin through several government and commercial programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1994, 1995 and the first three months of 1996 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred which have resulted, and could result in the future, in price adjustments.

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

Information disclosed in the Company's Form 10-K for the year ended December 31, 1995 under the heading PART I - Item 1, Legal Proceedings, is incorporated herein by this reference. Since the date of that disclosure regarding the Spectra-Physics litigation, the Company's cross-claims for damages against Ciba have been dismissed. Some, but not all, of the Company's cross-claims against Spectra and Opto have also been dismissed. The parties also have engaged in the court-ordered mediation. That mediation was unsuccessful in reaching a resolution of the disputes.

On March 4, 1996, Rockwell filed a motion for summary judgment that its patent is not invalid. The Company has not yet filed its response to that motion.


ITEM 2.    CHANGES IN SECURITIES.  Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.   Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable


ITEM 5.    OTHER INFORMATION.  Not Applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Lists of Exhibits

                  Number              Exhibit Description

                  11.1                Computation of Net Income
                                      per Common and Common Equivalent Share

           (b)    Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SDL, INC.
                                       Registrant





May 9, 1996                            /s/Gregory C. Lindholm
                                       ----------------------
                                       Gregory C. Lindholm
                                       Vice President, Finance
                                       Chief Financial Officer and Treasurer
                                       (duly authorized officer, and principal
                                       financial and accounting officer)