Form 10-K/A
period 1995-12-31
SDL INC
filed 1996-06-13
CIK 934741

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ____________

                                  FORM 10-K/A

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-25688

                                   SDL, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                   DELAWARE                                77-0331449
        -------------------------------        ---------------------------------
        (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

    80 ROSE ORCHARD WAY, SAN JOSE, CALIFORNIA                95134
    -----------------------------------------              ---------
    (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code       (408) 943-9411

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class            Name of exchange on which registered
             -------------------            ------------------------------------
                     None                                    N/A

        Securities registered pursuant to               Common Stock,
            Section 12(g) of the Act:                 $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements included or incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 15, 1996, as reported by Nasdaq was $157,242,518. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 15, 1996 the registrant had outstanding 7,270,686 shares of Common Stock.

                               EXPLANATORY NOTE
                               ----------------

The undersigned Registrant hereby amends, as and to the extent set forth below, the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

                                   PART III

  *  Item 10 - Directors and Executive Officers of the Registrant
  *  Item 11 - Executive Compensation
  *  Item 12 - Security Ownership of Certain Beneficial Owners and Management
  *  Item 13 - Certain Relationships and Related Transactions

  * These items provide information required by the referenced Items of Form 10-K which information was previously provided by the Company to its stockholders as part of its definitive proxy materials dated April 12, 1996 for the annual meeting of stockholders held on May 13, 1996 but which information was not physically included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company and their ages as of the date of this Report are as follows:

            Name                Age                    Position
 Donald R. Scifres...........    49   Chairman of the Board, Chief Executive
                                      Officer and President
 John P. Melton..............    60   Vice President, Business Operations,
                                      Secretary and Director
 Gregory C. Lindholm.........    45   Vice President, Finance, Chief Financial
                                      Officer and Treasurer
 Richard R. Craig............    40   Vice President, Communications Business
                                      Unit
 John G. Endriz..............    54   Vice President, Engineering
 David S. Evans..............    61   Vice President, Marketing & Sales
 Elizabeth A. Gurklys........    35   Vice President, Human Resources
 Thomas L. Koch..............    40   Vice President, Research & Development
 Hsing H. Kung*..............    51   Vice President, Manufacturing
 David F. Welch..............    35   Vice President, Business Development
 Keith B. Geeslin (1)........    43   Director
 Anthony B. Holbrook (1)         56   Director
 Mark B. Myers (2)...........    57   Director
 Frederic N. Schwettmann (2).    56   Director


(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.
 *   Resigned effective May 31, 1996.

  Dr. Scifres has been President, Chief Executive Officer and a member of the Board of Directors of the Company since its inception in June 1983. In connection with a recapitalization of the Company in 1992 (the Recapitalization), Dr. Scifres became Chairman of the Board. Upon completing his Ph.D. in 1972, Dr. Scifres joined Xerox Palo Alto Research Center. Dr. Scifres earned a bachelor's degree in electrical engineering from Purdue University in 1968, and a master's degree and doctorate in electrical engineering from the University of Illinois in 1970 and 1972, respectively. Dr. Scifres is a Fellow of the Institute of Electrical and Electronic Engineers and the Optical Society of America, holds over 100 U.S. patents and has won several industry awards, including awards for commercialization of semiconductor OEIC and laser technology.

  Mr. Melton joined the Company as a consultant in 1987 and became Manager, Business Operations of the Company in 1988. In connection with the Recapitalization, Mr. Melton's title was changed to Vice President, Business Operations and Mr. Melton became a Director of the Company. Mr. Melton is also Chairman of SDL Optics. Mr. Melton earned a bachelor's degree in chemistry from the University of Oklahoma in 1958, and an M.B.A. degree from Stanford University in 1963.

  Mr. Lindholm joined the Company in September 1985 as Controller and Treasurer. In connection with the Recapitalization, Mr. Lindholm's title was changed to Vice President, Finance and Chief Financial Officer. Mr. Lindholm received a B.A. degree in business administration from California State University, Fullerton in 1975.

  Dr. Craig joined the Company in September 1989 as Senior Staff Engineer in the Engineering Department. He was appointed Communications Business Unit Director upon creation of the unit in August 1994, and became Vice President, Communications Business Unit in March 1995. Dr. Craig is also the President of SDL Optics. Dr. Craig received a B.S. degree in physics from the University of California, Berkeley in 1978 and a Ph.D. in electrical engineering from the University of California, Los Angeles in 1985.

  Dr. Endriz joined the Company in February 1988 as Engineering Manager. In connection with the Recapitalization, Dr. Endriz's title was changed to Vice President, Engineering. Dr. Endriz received an M.S. degree in electrical engineering from the Massachusetts Institute of Technology in 1965 and a Ph.D. in electrical engineering from Stanford University in 1970.

  Mr. Evans joined the Company in June 1984 as Manager, Marketing and Sales. In connection with the Recapitalization, Mr. Evans' title was changed to Vice President, Marketing and Sales. Prior to joining the Company, Mr. Evans was employed by Spectra-Physics from 1966 to 1984, serving as International Sales Manager, responsible for worldwide sales and support activities for Spectra-Physics' Laser Products Division.

  Ms. Gurklys initially joined the Company in April 1990 as Human Resources Representative. From March 1995 to June 1995, she was Human Resources Manager of Quasar Engineering, Inc., an architectural design company. In July 1995, Ms. Gurklys rejoined the Company as Director of Human Resources and became Vice President, Human Resources in January 1996. Ms. Gurklys received a B.A. degree in administrative studies from York University in 1989.

  Dr. Koch joined the Company in February 1996 as Vice President of Research & Development. From October 1989 to January 1996, he managed the research in optoelectronic technology at Lucent Technologies, Inc., formerly AT&T Bell Laboratories-Telecommunications. Dr. Koch received a B.A. degree in physics from Princeton University in 1977 and a Ph.D. in applied physics from The California Institute of Technology in 1982. Dr. Koch has received industry awards for development of optical communication related technologies.

  Dr. Kung joined the Company in October 1983 as Manufacturing Manager. In connection with the Recapitalization, Dr. Kung's title was changed to Vice President, Manufacturing. Dr. Kung received a B.S. degree in electrical engineering from Chen Kung University in Taiwan in 1966, an M.S. degree from the University of Texas in 1969, a Ph.D. in electrical engineering from the University of California-Berkeley in 1974 and an M.B.A. from the University of Santa Clara in 1978.

  Dr. Welch joined the Company in January 1985 as a member of the technical staff. In January 1991, he became Manager of the Research Department. In connection with the Recapitalization, Dr. Welch's title was changed to Vice President, Research & Development. Dr. Welch's title has recently changed to Vice President--Business Development. Dr. Welch received a B.S. degree in electrical engineering from the University of Delaware in 1981 and a Ph.D. in electrical engineering from Cornell University in 1985. Dr. Welch recently received the Outstanding Young Scientist Award from the Optical Society of America in 1994 for his contributions to the commercialization of semiconductor OEICs and lasers.

  Mr. Geeslin has been a Director of the Company since July 1992. Mr. Geeslin is Senior Vice President of The Sprout Group, where he has been employed since 1984. In addition, he is a direct or indirect general or limited partner of a series of investment funds associated with The Sprout Group, a division of DLJ Capital Corporation, a subsidiary of Donaldson, Lufkin & Jenrette, Inc. Mr. Geeslin is also a director of Actel Corporation, Norand Corporation and several privately held companies. Mr. Geeslin received a B.S.E.E. degree from Stanford University in 1975, an M.A. degree in Philosophy,

Politics and Economics from Oxford in 1977, and an M.S. degree in Engineering-Economic Systems from Stanford in 1978.

  Mr. Holbrook has been a Director of the Company since December 1995. Mr. Holbrook has served as a director and Vice Chairman of Advanced Micro Devices since August 1994. Mr. Holbrook joined AMD in 1973 as managing director of computer interface and linear circuits. He served in a number of executive capacities and in 1982 was named Executive Vice President and Chief Operating Officer. In 1986, Mr. Holbrook was appointed President and Chief Operating Officer, positions he held until May 1, 1989, at which time he was named Chief Technical Officer. Mr. Holbrook retired in August 1994. Prior to joining AMD, Mr. Holbrook held engineering management positions with Fairchild Semiconductor and Computer Micro Technology Corporation.

  Dr. Myers has been a Director of the Company since December 1992. Dr. Myers is Senior Vice President, Corporate Research and Technology of Xerox Corporation, responsible for worldwide research and technology. Since joining Xerox in 1964, Dr. Myers has held several research and engineering positions. He was named Vice President and Manager of the Webster Research Center in 1984. He was elected Corporate Vice President in May 1989 and was named to his current position in February 1992. Dr. Myers earned a B.S. degree in geology and physics from Earlham College, Richmond, Indiana, in 1960 and a Ph.D. in material sciences from Pennsylvania State University in 1964.

  Dr. Schwettmann was appointed a member of the Board in October 1994. Dr. Schwettmann has served as President, Chief Operating Officer and Director of Read-Rite Corporation since May 1993. Dr. Schwettmann has held positions as Chairman of the Advisory Committee for Integrated Systems at Stanford University, member of the Board of the Applied Technology Institute for Microelectronics and member of the Board of SEMATECH. He currently serves on the Board of Actel Corporation. Prior to joining Read-Rite, Dr. Schwettmann worked with Hewlett-Packard Company from 1976 to 1993, his most recent position being Vice President and General Manager of the Circuit Technology Group. Dr. Schwettmann received his B.Ch.E. degree from The City College of New York in 1961, his M.Ch.E. degree from New York University in 1964, and his Ph.D.Ch.E. degree from The City University of New York in 1969.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Tables

     The following tables set forth certain information concerning compensation of and stock options held by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term Compensation
                                                       Annual Compensation                                    Awards
                                            -------------------------------------------               ----------------------
                                                                                  Other Annual              Securities
Name and Principal Position                  Year    Salary($)    Bonus($)(1)    Compensation(2)        Underlying Options
- ---------------------------                  ----    ---------    -----------    ---------------        ------------------
Donald R. Scifres......................      1995     $199,938    $136,283           $8,450                   408,469
 Chairman of the Board,                      1994      188,005      92,361            6,285                     --
 Chief Executive Officer and President       1993      179,082      13,665            6,266                     --

John P. Melton.........................      1995     $131,646    $ 44,148           $3,048                    68,205
 Vice President, Business                    1994      116,910      29,648            2,346                     --
 Operations, Secretary and Director          1993      106,977       5,438            2,361                     --

David S. Evans.........................      1995     $131,486    $ 41,666           $4,098                   114,704
 Vice President, Marketing & Sales           1994      129,574      25,379            2,325                     --
                                             1993      128,112       6,246            2,215                     --

John G. Endriz.........................      1995     $130,156    $ 38,106           $2,775                    50,150
 Vice President, Engineering                 1994      124,545      28,004            2,355                     --
                                             1993      119,076      12,058            2,280                     --

Hsing H. Kung..........................      1995     $128,898    $ 27,851           $4,245                    67,992
 Vice President, Manufacturing               1994      124,983      24,879            3,125                     --
                                             1993      120,496       6,093            3,011                     __

(1) Includes bonus amounts in the year earned, rather than in the year in which each such bonus amount was paid or is to be paid.

(2) Represents matching contributions paid by the Company under the Company's 401(k) plan. For Dr. Scifres only, also includes reimbursement of certain expenses as specified in his Employment Agreement, including tax preparation, legal expenses, physical exam and additional life insurance.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               Number of
                              Securities        % of Total                                    Potential Realizable Value at
                              Underlying        Options to       Exercise                     Assumed Annual Rates of Stock
                                Options        Employees in     Price Per      Expiration         Price Appreciation for
          Name                Granted(1)       Fiscal Year        Share           Date                  Option Term
          ----                ----------       ------------     ---------      ----------     ------------------------------
                                                                                                    5%                10%
                                                                                                 --------          --------
Donald R. Scifres..........     36,550             8.3%           $16.00         3/16/05         $161,569          $357,026
John P. Melton.............     13,600             3.1%           $16.00         3/16/05         $ 60,119          $132,847
David S. Evans.............      9,600             2.2%           $16.00         3/16/05         $ 42,437          $ 93,774
John G. Endriz.............     11,600             2.6%           $16.00         3/16/05         $ 51,278          $113,311
Hsing H. Kung..............      9,600             2.2%           $16.00         3/16/05         $ 42,437          $ 93,774

(1) Each of these options vest over four years at a rate of one-fourth of the shares subject to the option per year and have a ten-year term.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


                                                                                 Number of
                                                                           Securities Underlying           Value of Unexercised
                                                                           Unexercised Options at         In-the-Money Options at
                                                           ($)             Fiscal Year End (#)(2)         Fiscal Year End($)(3)(4)
                                Shares Acquired         Realized(1)       -------------------------       -------------------------
            Name                on Exercise (#)            (%)            Exercisable/Unexercisable       Exercisable/Unexercisable
            ----                ---------------         -----------       -------------------------       -------------------------
Donald R. Scifres............       42,245               $1,341,093            371,919  / 36,550           $8,734,629  /  $292,400

John P. Melton...............       41,333               $1,212,315             54,605  / 13,600           $1,282,415  /  $108,800

David S. Evans...............          --                        --            105,104  /  9,600           $2,456,899  /  $ 76,800

John G. Endriz...............      109,679               $1,858,629             38,550  / 11,600           $  888,930  /  $ 92,800

Hsing H. Kung................          --                        --             58,392  /  9,600           $1,371,354  /  $ 76,800

- -----------------------
(1) The value realized upon the exercise of stock options represents the positive spread between the exercise price of stock options and the last reported sale price per share for the Company's Common Stock on the exercise date.

(2) The number of shares underlying exercisable options which are not subject to repurchase by the Company is 293,417, 38,650, 85,819, 12,262 and 46,596
     for Dr. Scifres, Mr. Melton, Mr. Evans, Dr. Endriz and Dr. Kung, respectively.

(3) The value of "in-the-money" stock options represents the positive spread between the exercise price of options and the last reported sale price per share for the Company's Common Stock on December 31, 1995.

(4) The value of shares underlying exercisable options which are not subject to repurchase by the Company is $6,890,986, $907,707, $2,015,485, $287,977 and
     $1,094,321 for Dr. Scifres, Mr. Melton, Mr. Evans, Dr. Endriz and Dr. Kung, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 29, 1996 by (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (b) each director of the Company, (c) each Named Executive Officer who beneficially owns shares and (d) all executive officers and directors who beneficially own shares, as a group.

                                         Number of Shares       Percentage of Shares
Name of Beneficial Owner                Beneficially Owned       Beneficially Owned
- -----------------------                 ------------------      --------------------
Donald R. Scifres (2)                          831,800                11.0%
Keystone Small Growth Fund                     500,000                 6.9%
ML Venture Partners II                         379,155                 5.2%
JP Morgan & Co., Inc.                          373,870                 5.1%
Keith B. Geeslin(2)                            183,904                 2.5%
Hsing H. Kung(2)                               175,955                 2.4%
David S. Evans (2)                             157,518                 2.1%
John P. Melton(2)                              110,684                 1.5%
John G. Endriz(2)                               58,524                  *
Mark B. Myers(2)                                 5,525                  *
Frederic N. Schwettmann(2)                       2,691                  *
Anthony B. Holbrook(2)                              --                  *
All executive officers and directors as
 a group (13 persons)(2)                     1,770,755                22.4%

- ---------------------------
*    Less than one percent.

(1) Percent beneficially named is based on approximately 7,271,774 total shares of Common Stock outstanding as of March 29, 1996.

(2) Includes options, both vested and which will become vested, or for which the Company's repurchase option will lapse, during the sixty day period following March 29, 1996, in the following amounts: Dr. Scifres, 303,524 shares; Mr. Geeslin, 2,266 shares; Dr. Kung, 56,670 shares; Mr. Evans, 103,140 shares; Mr. Melton, 37,427 shares; Dr. Endriz, 28,600 shares; Dr. Myers, 5,525 shares; Dr. Schwettmann, 2,691 shares; Mr. Holbrook, 0 shares; and all executive officers, directors and nominees for director as a group, 628,095 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALES TO AND AGREEMENTS WITH XEROX

     During 1995 and the three months ended March 29, 1996, the Company sold $66,500 and $3,000, respectively, of products to Xerox Corporation ("Xerox"). Mark B. Myers, a Director of the Company, is a Senior Vice President of Xerox. The Company believes that these sales were made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties.

     In October 1992, the Company entered into an agreement with Xerox to perform certain research and development regarding semiconductor laser arrays. The research and development is funded by NIST in the aggregate amount of $8,919,000, scheduled to be paid over five years, with matching funds scheduled to be contributed by the Company and Xerox in the aggregate amount of $3,147,000 and $6,152,00, respectively, over the same period, subject to specified adjustments in the event NIST reduces funding. The Company and Xerox will jointly own the technology conceived and reduced to practice, developed or authored under the agreement, and each party will have certain exclusive rights to such technology for use in its specified field. The Company and Xerox will license to each other certain other technologies related to such technology. In July 1992, the Company entered into a related one-year cooperative agreement, subsequently renewed in November 1993 and renewed for two years in November 1994, with Xerox and NIST pursuant to which the parties agreed to the conduct of and funding for the aforementioned research.

     As part of the agreement relating to its formation, the Company entered into a technology agreement with Spectra-Physics, Inc. ("Spectra-Physics") and Xerox (the "Technology Agreement"), pursuant to which Xerox granted the Company certain rights to certain technical information and patents held or developed by Xerox prior to September 30, 1989. In March 1995, SDL agreed to a limited transfer of technology, as provided in the Technology Agreement, intended only for Xerox' internal research and development, laser printing, image projection and other activities in the document processing field. Spectra-Physics has filed suit against the Company alleging, among other things, that Spectra-Physics and Opto Power have rights to Company patented and non-patented technology developed through at least June 1993. As part of this suit, Xerox has also sued the Company.

     In May 1995, the Company, Xerox and several other parties created a consortium to research and develop laser diodes that emit blue light. The project is funded by ARPA in the aggregate amount of $4,136,000, scheduled to be paid over two years, with matching funds schedules to be contributed by the Company and Xerox in the aggregate amount of $979,000 and $846,000, respectively, over the same period. The consortium members shall retain the entire right, title and interest throughout the world to each subject invention. All principal members of the consortium, including the Company and Xerox, agreed to provide cross licenses to the other principal members on all patents which may issue for any invention developed under the agreement.

SALES TO READ-RITE CORPORATION

     During 1995 the Company sold $383,500 of products to Read-Rite Corporation. No products were sold to Read-Rite Corporation during the three months ended March 29, 1996. Frederic N. Schwettmann, a Director of the Company, is President, Chief Operating Officer and a Director of Read-Rite Corporation. The Company believes that these sales were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K filed on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SDL, INC.

Date:  June 12, 1996        By   /s/ Gregory C. Lindholm
                               _________________________________________
                                 Gregory C. Lindholm
                                 Vice President, Finance and Chief Financial
                                 Officer