Form 10-K/A
period 1995-12-31
SDL INC
filed 1996-06-25
CIK 934741

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ____________

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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
Yes  X    No
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

                          SUMMARY COMPENSATION TABLE

                                                                                             Long-Term Compensation
                                                     Annual Compensation                             Awards
                                          -------------------------------------------         ------------------
                                                                            Other Annual          Securities          All Other
Name and Principal Position                Year   Salary($)   Bonus($)(1)  Compensation(2)    Underlying Options  Compensation($)(3)
- ---------------------------                ----   ---------   -----------  ---------------    ------------------  ------------------
Donald R. Scifres......................    1995    $199,938   $136,283         $4,699                36,550           $3,750
 Chairman of the Board,                    1994     188,005     92,361          1,665                 --               4,620
 Chief Executive Officer and President     1993     179,082     13,665          2,918                 --               3,348

John P. Melton.........................    1995    $131,646   $ 44,148         $  738                13,600           $2,310
 Vice President, Business                  1994     116,910     29,648             --                 --               2,346
 Operations, Secretary and Director        1993     106,977      5,438             --                 --               2,361

David S. Evans.........................    1995    $131,486   $ 41,666         $1,788                 9,600           $2,310
 Vice President, Marketing & Sales         1994     129,574     25,379             --                 --               2,325
                                           1993     128,112      6,246             --                 --               2,215

John G. Endriz.........................    1995    $130,156   $ 38,106         $  465                11,600           $2,310
 Vice President, Engineering               1994     124,545     28,004             --                 --               2,355
                                           1993     119,076     12,058             --                 --               2,280

Hsing H. Kung..........................    1995    $128,898   $ 27,851         $  495                 9,600           $3,750
 Vice President, Manufacturing             1994     124,983     24,879             --                 --               3,125
                                           1993     120,496      6,093             --                 __               3,011

(1) Includes bonus amounts in the year earned, rather than in the year in which each such bonus amount was paid or is to be paid.

(2)  Includes tax preparation, legal expenses, physical exam and life insurance.

(3) Represents matching contributions paid by the Company under the Company's 401(k) plan.
                       OPTION GRANTS IN LAST FISCAL YEAR

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

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


                                                                                 Number of
                                                                           Securities Underlying           Value of Unexercised
                                                                           Unexercised Options at         In-the-Money Options at
                                                          Value            Fiscal Year End (#)(2)         Fiscal Year End($)(3)(4)
                                Shares Acquired         Realized(1)       -------------------------       -------------------------
            Name                on Exercise (#)            ($)            Exercisable/Unexercisable       Exercisable/Unexercisable
            ----                ---------------         -----------       -------------------------       -------------------------
Donald R. Scifres............       42,245               $1,341,093            371,919  / 36,550           $8,734,629  /  $292,400

John P. Melton...............       41,333               $1,212,315             54,605  / 13,600           $1,282,415  /  $108,800

David S. Evans...............          --                        --            105,104  /  9,600           $2,456,899  /  $ 76,800

John G. Endriz...............      109,679               $1,858,629             38,550  / 11,600           $  888,930  /  $ 92,800

Hsing H. Kung................          --                        --             58,392  /  9,600           $1,371,354  /  $ 76,800

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

                                         Number of Shares       Percentage of Shares
Name of Beneficial Owner                Beneficially Owned       Beneficially Owned
- -----------------------                 ------------------      --------------------
Donald R. Scifres (2)                          859,832                11.3%
Keystone Small Growth Fund (3)                 500,000                 6.9%
JP Morgan & Co., Inc. (4)                      373,870                 5.1%
Keith B. Geeslin(2)                            188,438                 2.6%
Hsing H. Kung(2)                               178,377                 2.4%
David S. Evans (2)                             161,882                 2.2%
John P. Melton(2)                              116,262                 1.6%
John G. Endriz(2)                               63,374                  *
Mark B. Myers(2)                                 6,800                  *
Frederic N. Schwettmann(2)                       6,800                  *
Anthony B. Holbrook(2)                              --                  *
All executive officers and directors as
 a group (13 persons)(2)                     1,663,795                21.0%

- ---------------------------
*    Less than one percent.

(1) Percent beneficially named is based on approximately 7,271,774 total shares of Common Stock outstanding as of March 29, 1996.

(2) Includes options, both vested and which will become vested during the sixty day period following March 29, 1996 (whether or not the Company's repurchase option has lapsed or will have lapsed as of such date), in the following amounts: Dr. Scifres, 331,056 shares; Mr. Geeslin, 6,800 shares; Dr. Kung, 56,670 shares; Mr. Evans, 103,140 shares; Mr. Melton, 37,427 shares; Dr. Endriz, 28,600 shares; Dr. Myers, 5,525 shares; Dr. Schwettmann, 2,691 shares; Mr. Holbrook, 0 shares; and all executive officers, directors and nominees for director as a group, 628,095 shares.

(3) Keystone Small Growth Fund's address is 200 Berkeley Street, Boston, Massachusetts 02116. James R. McCall, President of Keystone Investment Management Company, shares voting control over shares held by Keystone Small Growth Fund. Such information is based on a Schedule 13G filed by such stockholder with the Securities and Exchange Commission and reflects stock held as of December 31, 1995.

(4) JP Morgan & Co., Inc.'s address is 60 Wall Street, New York, New York 10260. Such information is based on a Schedule 13G filed by such stockholder with the Securities and Exchange Commission and reflects stock held as of December 31, 1995.

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

STOCK OPTION PROMISSORY NOTES AND ESCROW INSTRUCTION AGREEMENTS

     In connection with the exercise of certain options to purchase
Company stock, Donald R. Scifres, a Director and officer of the Company, issued the Company promissory notes for the exercise price of his options. Certain notes have a five-year term, with the principal due at the end of such term, accrued but unpaid interest payable annually, and an interest rate of 7.05%. The remaining notes have a five-year term, with the principal and accrued but unpaid interest due at the end of such term, and an interest rate of 5.98%. The aggregate principal and accrued interest balance of such notes as of March 29, 1996 was $350,176. In connection with the exercise of such options and such notes, Dr. Scifres entered into joint escrow instruction agreements to hold in escrow shares issued upon exercise of such options until full payment of such notes or termination of certain first refusal or repurchase rights set forth in the respective option agreements.

OPTION GRANTS

      In consideration of joining the Board of Directors, in January and December 1995, Keith B. Geeslin and Anthony B. Holbrook received from the Company an option for 6,800 and 6,000 shares of Common Stock, respectively. In addition, options to purchase an aggregate of 41,600 shares of Common Stock were granted to officers of the Company from January 1, 1995 to March 29,1996. See "Executive Compensation-Option Grants in Last Fiscal Year."

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K filed on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SDL, INC.

Date:  June 24, 1996        By   /s/ Gregory C. Lindholm
                               _________________________________________
                                 Gregory C. Lindholm
                                 Vice President, Finance and Chief Financial
                                 Officer