Form 10-Q
period 1996-06-30
SDL INC
filed 1996-08-12
CIK 934741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1996
                               _________________________________________________

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

                         Yes ___X___       No ______

The number of shares outstanding of the issuer's common stock as of July 24, 1996 was 13,003,033.

                                    SDL, INC.

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.   FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets at
                        June 30, 1996 and December 31, 1995                              3

                        Condensed Consolidated Statements of Income for
                        the three and six months ended June 30, 1996 and 1995            4

                        Condensed Consolidated Statements of Cash Flows for
                        the six months ended June 30, 1996 and 1995                      5

                        Notes to Condensed Consolidated Financial Statements             6

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                    9


PART II.   OTHER INFORMATION

         Item 1.        Legal Proceedings                                               17

         Item 4.        Submission of Matters to a Vote of Security Holders             18

         Item 6.        Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                                              19

PART I.   FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS - EXCEPT SHARE DATA)

                                                                            JUNE 30,      DECEMBER 31,
                                                                              1996            1995
                                                                              ----            ----
                                                                          (UNAUDITED)          (1)

ASSETS
Current assets:
       Cash and cash equivalents                                           $   5,613        $  2,793
       Short-term investments                                                  7,515           8,515
       Receivable from common stock offering                                  38,475              --
       Accounts receivable, net                                               13,336          13,535
       Inventories                                                            12,623           9,006
       Deferred income taxes                                                   1,314             989
       Prepaid expenses and other current assets                               1,596             502
                                                                           ---------        --------
          Total current assets                                                80,472          35,340

Property and equipment, net                                                   18,344          16,470
Purchased intangibles, net                                                     2,444           2,766
Deferred income taxes                                                          1,840           1,840
Other assets                                                                     256             227
                                                                           ---------        --------
                                                                           $ 103,356        $ 56,643
                                                                           =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
       Accounts payable                                                    $   6,836        $  6,257
       Accrued payroll and related expenses                                    1,814           1,990
       Accrued warranty                                                          416             442
       Unearned revenue                                                        1,500             972
       Acquisition obligations                                                 2,790           1,592
       Other accrued liabilities                                               1,518           1,438
                                                                           ---------        --------
          Total current liabilities                                           14,874          12,691

Deferred acquisition obligations                                                  --           2,680
Other long-term liabilities                                                      676             772

Stockholders' equity:

       Common stock, $0.001 par value, 21,000,000 shares authorized;
          12,742,948 outstanding (10,628,115 at December 31, 1995)                13              11
       Treasury stock                                                             --             (33)
       Additional paid-in-capital                                            105,577          63,034
       Accumulated deficit ($32,084 relating to the repurchase
          of common stock and recapitalization in 1992)                      (17,440)        (22,028)
       Cumulative translation adjustment                                          (7)             (6)
                                                                           ---------        --------
                                                                              88,143          40,978
       Less: common stockholders' notes receivable                              (337)           (478)
                                                                           ---------        --------
Total stockholders' equity                                                    87,806          40,500
                                                                           ---------        --------
                                                                           $ 103,356        $ 56,643
                                                                           =========        ========


(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See accompanying notes.

                                    SDL, INC.
                         CONDENSED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                  -------------------------            ---------------------------
                                                     1996              1995                1996             1995
                                                     ----              ----                ----             ----

Total revenues:
       Product revenue                             $ 18,541         $ 10,411            $ 35,889          $ 19,063
       Research revenue                               3,065            2,103               6,139             3,963
                                                  ---------        ---------           ---------         ---------
                                                     21,606           12,514              42,028            23,026

Cost of revenues:
       Cost of product revenue                       11,647            6,138              22,152            11,235
       Cost of research revenue                       2,111            1,489               4,353             2,899
                                                  ---------        ---------           ---------         ---------

Gross margin                                          7,848            4,887              15,523             8,892

Operating expenses:
       Research and development                       1,358              953               3,045             1,677
       Selling, general and administrative            2,984            1,871               5,795             3,292
                                                  ---------        ---------           ---------         ---------

Operating income                                      3,506            2,063               6,683             3,923
Interest income (expense), net                          124              112                 269              (312)
                                                 ----------       ----------          ----------        -----------

Income before income taxes                            3,630            2,175               6,952             3,611
Provision for income taxes                            1,201              805               2,364             1,336
                                                  ---------        ---------           ---------         ---------

Net income                                        $   2,429        $   1,370           $   4,588         $   2,275
                                                  =========        =========           =========         =========

Net income per share                             $     0.20       $     0.12          $     0.38        $     0.24
                                                 ==========       ==========          ==========        ==========

Shares used in computing
  net income per share                               12,383           11,205              12,228             9,633
                                                  =========        =========           =========         =========


See accompanying notes.

                                    SDL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    -------------------------------
                                                                                      1996                  1995
                                                                                      ----                  ----
OPERATING ACTIVITIES:
Net income                                                                          $  4,588               $  2,275
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                                   2,327                  1,270
       Loss on disposal of equipment                                                      62                     --
       Deferred income taxes                                                            (325)                   135
       Deferred rent                                                                     (30)                   (35)
       Accrued interest                                                                   --                   (452)
       Changes in operating assets and liabilities:
           Accounts receivable                                                           199                 (2,295)
           Inventories                                                                (3,617)                  (598)
           Accounts payable                                                              579                  3,345
           Income taxes payable                                                        2,539                   (163)
           Accrued payroll and related expenses                                         (176)                   253
           Accrued warranty                                                              (26)                    --
           Unearned revenue                                                              528                    744
           Other accrued liabilities                                                      80                    213
           Other                                                                         (29)                   (58)
                                                                                    --------              ---------
Total adjustments                                                                      2,111                  2,359
                                                                                    --------              ---------
Net cash provided by operating activities                                              6,699                  4,634

INVESTING ACTIVITIES:
Acquisition of property and equipment, net                                            (3,941)                (4,950)
Sales (purchases) of short-term investments, net                                       1,000                 (9,000)
Payments on acquisition obligations                                                   (1,482)                    --
                                                                                    --------               --------
Net cash used in investing activities                                                 (4,423)               (13,950)

FINANCING ACTIVITIES:
Payments of bank debt                                                                     --                 (2,592)
Payments of subordinated debt                                                             --                (21,580)
Proceeds from issuance of common stock                                                    --                 34,771
Common stock offering costs                                                             (483)                    --
Repurchase of common stock                                                                --                    (33)
Issuance of stock pursuant to employee stock plans                                       886                     40
Payments on stockholders' notes receivable                                               141                      2
                                                                                   ---------               --------
Net cash provided by financing activities                                                544                 10,608
                                                                                   ---------               --------

Net increase in cash and cash equivalents                                              2,820                  1,292
Cash and cash equivalents at beginning of period                                       2,793                    632
                                                                                    --------               --------
Cash and cash equivalents at end of period                                          $  5,613               $  1,924
                                                                                    ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes                                                        $       --               $  1,362
Cash paid for interest                                                            $       --               $    894

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Conversion of convertible redeemable preferred stock to common stock              $       --               $ 10,896
Stock issued for stockholders' notes receivable                                   $       --               $     36
Stock issued for receivables from common stock offering                           $   38,475               $     --


See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1995.

       The consolidated financial statements include the accounts of SDL, Inc. (the Company) and its wholly owned subsidiary SDL Optics, Inc. (SDL Optics). Intercompany accounts and transactions have been eliminated in consolidation.

       The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains and losses were immaterial for all periods presented.

2.     NET INCOME PER SHARE

       Net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).

3.     STOCK SPLIT AND COMMON STOCK OFFERING

       In May 1996, the Board of Directors authorized a three-for-two split of its Common Stock, effected in the form of a 50% stock dividend, which was paid on June 12, 1996 to stockholders of record on May 15, 1996. All share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.

       On June 26, 1996, the Company issued 1,500,000 shares of common stock in a follow-on public stock offering at a per share price of $27.00. Net proceeds to the Company approximated $37,992,000 and were receivable from the Company's Underwriters at June 30, 1996.

4.     SHORT-TERM INVESTMENTS

       Available for sale short-term investments consist of the following (in thousands):

                                                    June 30,      December 31,
                                                      1996            1995
                                                      ----            ----

       Tax-exempt auction rate preferred stocks      $6,000           $7,000
       Municipal bonds                                1,515            1,515
                                                    -------          -------
                                                     $7,515           $8,515
                                                     ======           ======

       Tax-exempt auction rate preferred stock contains contractual maturities of less than one year. Municipal bonds mature within one year.

       Both realized and unrealized gains and losses on the sale of available-for-sale securities were immaterial for the three and six months ended June 30, 1996 and 1995.

5.     INVENTORIES

       The components of inventories consist of the following (in thousands):

                                                     June 30,     December 31,
                                                       1996           1995
                                                       ----           ----

       Raw materials                                 $ 5,626         $ 4,151
       Work in process                                 6,997           4,855
                                                    --------        --------
                                                     $12,623         $ 9,006
                                                     =======         =======


       No significant amounts of finished goods are maintained.

6.     COSTS AND ESTIMATED EARNINGS ON LONG-TERM CONTRACTS

       The following is a summary of research and product contract activity related to uncompleted long-term contracts from the inception of the contracts (in thousands):

                                                                  June 30,       December 31,
                                                                    1996             1995
                                                                    ----             ----

       Costs incurred on uncompleted long-term contracts          $51,658           $41,460
       Estimated earnings                                           3,309             2,533
                                                                 --------         ---------
       Revenue recognized on uncompleted long-term contracts       54,967            43,993
       Less billings to date                                       53,545            42,477
                                                                 --------          --------
       Unbilled costs and estimated earnings                      $ 1,422           $ 1,516
                                                                 ========         =========

       The above balances are included in accounts receivable in the accompanying balance sheets. Unbilled costs and estimated earnings on uncompleted long-term contracts are generally billable in the subsequent year.

       Revenue recognized on long-term contracts included in total revenues was approximately $6.0 million and $11.8 million for the three and six month periods ended June 30, 1996 and approximately $4.2 million and $8.2 million for the comparable 1995 periods.

7.     CONTINGENCIES

       See Part II, Item 1, Legal Proceedings for discussion of legal matters.

8.     SUBSEQUENT EVENT

       On July 1, 1996, the Underwriters of the June 26, 1996 follow-on public stock offering exercised their over-allotment option to purchase 255,000 additional shares of the Company's common stock. Net proceeds to the Company approximated $6,541,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SDL designs, manufactures and markets semiconductor optoelectronic integrated circuits (OEICs), semiconductor lasers, fiber optic related products and optoelectronic based systems. The Company's revenue consists of product and research revenue. The Company's product revenue is primarily derived from the sale of standard and customized products to a variety of customers, in volumes ranging from single products sold to numerous organizations, to high unit volumes sold to certain original equipment manufacturer (OEM) customers. As a result, product gross margins tend to fluctuate based on the mix of products sold in any reported period. From the original products introduced in 1984, the Company has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. OEM customers often fund the design or customization as well as the manufacturing and testing of their volume products. The primary applications for the Company's products include telecommunications, CATV, satellite communications, printing, medical, data storage, sensor, defense, materials processing and instrument markets.

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes over 40 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 50 U.S. patents and has approximately 40 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue as compared to that of product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

On November 30, 1995, the Company and its subsidiary, SDL Optics, acquired the net assets of Seastar Optics, Inc., which was accounted for under the purchase method of accounting. SDL Optics' operating results are included in the accompanying consolidated financial statements from that date.

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be forward-looking statements regarding the Company's business, operations and prospects. The Company's actual results could differ materially from those in such forward-looking statements. See "Risk Factors."

RESULTS OF OPERATIONS

REVENUE. Total revenue for the quarter ended June 30, 1996 increased 73% to $21.6 million compared to $12.5 million in the June 1995 quarter and was 6% above total revenue recorded during the March 1996 quarter. Total revenue for the six months ended June 30, 1996 increased 83% to $42.0 million over the same six month period in 1995. The increase in revenue during 1996 has been driven by demand for the Company's semiconductor lasers and optoelectronic solutions, SDL Optics' sales of communications products, and to a lesser extent, growth in research revenue. Revenue from products within the fiber-based communications market, including telecommunications, CATV, satellite communication and LANs grew 77% over that reported during the second quarter of 1995, and represented approximately 53% of total revenue reported during the three months ended June 30, 1996. Research revenue grew compared to both the corresponding 1995 periods and the March 31, 1996 quarter, but at a slower rate than that of product revenue. For the three and six months ended June 30, 1996, research revenue represented 14% and 15%, respectively, of total revenue as compared to 17% for both the corresponding 1995 periods.

International revenue as a percentage of total revenue for the six months ended June 30, 1996 decreased to 16% compared to 25% for the corresponding 1995 period. The decline in the percentage of total international revenue resulted from a large percentage of SDL Optics' revenue occuring within the domestic communications markets.

Approximately 18% of the Company's revenue for both the three and six months ended June 30, 1996 was received from Lockheed Martin. This compares to approximately 15% and 17 % of revenue for the comparable 1995 three and six month periods. Several new programs for Lockheed Martin initiated during the second quarter of 1996 resulted in the increase in revenue from this customer.

There can be no assurances that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

GROSS MARGIN. Gross margins decreased from 38.6% and 39.1% of total revenue for the three and six months ended June 30, 1995, to 36.3% and 36.9% in the comparable 1996 periods. While slight gross margin improvements were realized for research revenue during the second quarter of 1996, the Company experienced manufacturing capacity constraints, and lower than expected production yields on several of its product lines. This, in turn, contributed to the lower gross margins realized during the three and six months ended June 30, 1996 as compared to the corresponding prior year periods. The Company is actively addressing yield issues, and to relieve capacity constraints, additional manufacturing equipment has been ordered and clean room renovation is in process. The additional capacity should become available during the fourth quarter of 1996. See "Risk Factors Manufacturing Risks."

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

RESEARCH AND DEVELOPMENT. The Company's total research and development activities consist of customer-funded research programs and internally-funded research and development. Total research and development activities during the three and six months ended June 30, 1996 increased to $3.5 million and $7.4 million, respectively, compared to $2.4 million and $4.6 million for the corresponding 1995 periods. Research revenue growth, together with increased spending on new product development, cost reduction and reliability improvement projects and the acquisition of the SDL Optics business primarily influenced the 1996 growth in total research and development activities. As a percentage of total revenue, total cost of research and development activities decreased to 18% for the six months ended June 30, 1996 from 20% for the corresponding six month period of 1995. The high relative growth in total revenue for the reported periods is the primary reason for the decreased ratio of total Company cost of research and development activities on a year-over-year basis. Accordingly, the level of research and development may vary based on future levels of customer-funded research and development.

SELLING, GENERAL AND ADMINISTRATIVE. The increase of selling, general and administrative expense (SG&A) for the three and six months ended June 30, 1996 as compared to the corresponding 1995 periods resulted primarily from the continuing expansion of the Company's business, headcount increases, ongoing litigation expense, and to a lesser extent, the acquisition of the SDL Optics business. SG&A decreased for the three and six month periods as a percentage of total revenue despite higher levels of litigation expense incurred during 1996 compared to 1995. The Company expects that SG&A expenses will continue to increase to support the Company's current and expected future volumes of business. However, there can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue. For the next several quarters, it is expected that litigation expense will remain at approximately the level recorded during the most recent three month period.

INTEREST INCOME (EXPENSE), NET. The Company recorded net interest income for the three and six months ended June 30, 1996. The level of interest income generating investments and their relative interest rates were comparable during the second quarter of both 1996 and 1995. The Company incurred net interest expense for the six month period ended June 30, 1995 as a result of its subordinated and bank debt, which remained outstanding for substantially all of the first quarter of 1995. This debt was repaid with proceeds of the Company's initial public stock offering in March 1995.

PROVISION FOR INCOME TAXES. The annualized estimated effective tax rate was 34% and 37% for the six month periods ended June 30, 1996 and 1995, respectively. The reduction in the effective tax rate is attributable to the benefits of tax exempt interest income, state tax credits, as well as a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $6.7 million for the six months ended June 30, 1996. In addition, the Company spent $3.9 million for planned facilities expansion and capital equipment purchases during the 1996 six month period and made a $1.5 million payment on the acquisition obligation related to SDL Optics. As a result, the Company increased cash, cash equivalents and short-term investments to $13.1 million at June 30, 1996 as compared to $11.3 million at December 31, 1995.

On June 26, 1996, the Company issued 1,500,000 shares of common stock in a follow-on public stock offering at a per share price of $27.00. Net proceeds to the Company approximated $37,992,000 and were receivable from the Company's Underwriters at June 30, 1996. On July 1, 1996, the Underwriters exercised their over-allotment option to purchase 255,000 additional shares of the common stock. Net proceeds to the Company approximated $6,541,000. The net proceeds of this offering are expected to be used to expand the Company's manufacturing facilities, to acquire capital equipment, to fund possible acquisitions of complementary businesses, products and technologies, and for general corporate purposes including working capital. Pending such uses, the net proceeds will be invested in investment-grade, income producing investments with maturities of up to two years.

The Company has an $8 million secured line of credit, which expires in January 1997. Any borrowings under this line would be limited to 80% of eligible accounts receivable, as defined in the credit agreement (approximately $6.5 million was available for borrowings under the line at June 30, 1996), and bear interest at the bank's prime rate (8.25% at June 30, 1996). The credit agreement contains affirmative and negative covenants and, among other things, requires the Company to maintain certain financial ratios and restricts the ability to pay cash dividends.

The Company has future cash requirements to complete its acquisition of the SDL Optics business of (i) $1.5 million payable on March 31, 1997, for which the Company was contingently liable for a letter of credit at June 30, 1996 and (ii) $1.2 million in cash or common stock of the Company (at the Company's option) on March 31, 1997.

The Company currently expects to spend approximately $12 million for capital equipment purchases and leasehold improvements during 1996.

The Company believes that current cash balances, cash generated from operations, credit available under the bank line of credit and cash available through the equity markets will be sufficient to fund capital equipment purchases, acquisitions of complementary businesses, products or technologies and working capital requirements at least through 1997. However, there can be no assurances that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

MANUFACTURING RISKS. The Company relies on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failures, or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. In order to alleviate, at least in part, this situation, the Company is in the process of remodeling its front-end wafer fabrication facility. This might cause downtime on existing equipment. Also, there can be no assurance that the new facility and equipment will not experience start-up and yield problems. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, the loss of whom could affect the Company's ability to effectively operate and service such equipment. The Company is experiencing, and may in the future experience, lower than expected production yields on many of its products, including some of its key product lines. This reduction in yields adversely affects gross margins and delayed component, product and system shipments. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays,the Company could lose customers, could experience reduced or delayed customer orders and cancellation of existing backlog, and the Company's business and results of operations would be materially adversely affected.

MULTISITE OPERATIONS; NEED TO MANAGE GROWTH. The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet the demand of its existing customer base and of new customers. As a result, the Company expanded its facilities by relocating its assembly, test and packaging operations to another building and is in the process of remodeling its original manufacturing facilities and adding new manufacturing equipment and obtaining additional facilities. In addition, the Company and its subsidiary, SDL Optics, acquired the business of a company located in Victoria, British Columbia, Canada. Prior to these developments, the Company had no experience in managing operations in multiple sites and no assurance can be given that the Company will not experience unexpected delays, inefficiencies or management problems arising out of its multisite operations. Such delays or inefficiencies could materially adversely affect the Company's business and results of operations.

The recent growth in the Company's revenue and expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. In addition, the Company has hired a new Vice President of Manufacturing who will replace the former Vice President who recently resigned. There can be no assurance that any existing or new systems, procedures and controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and results of operations.

TECHNOLOGY AGREEMENT. At the time of its formation, the Company entered into a technology agreement with Spectra-Physics, Inc. ("Spectra-Physics") and Xerox Corporation ("Xerox"), (the "Technology Agreement") pursuant to which SDL granted to Spectra-Physics and Xerox an irrevocable, royalty-free, worldwide, non-exclusive license to patented and non-patented technology developed by SDL. In March 1995, Spectra-Physics filed suit against SDL in the Santa Clara County, California Superior Court, seeking, among other things, to enforce the claims of Spectra-Physics and its affiliated company, Opto Power Corporation ("Opto Power"), to SDL patented and non-patented technology developed through at least June 1993. The Company believes that as a result of events subsequent to the entry into the Technology Agreement, there are questions concerning Spectra-Physics' or Opto Power's continuing rights, if any, to such technology. The Company has answered the complaint and has filed a cross-complaint against, among others, Spectra-Physics and Opto Power seeking a declaration of the parties' rights under the Technology Agreement, damages and an injunction against further requests by Spectra-Physics and Opto Power of the transfer of SDL technology.

In addition, the Company has named Xerox as an additional cross defendant on the claims for a declaratory judgment seeking an interpretation of the Technology Agreement with respect to the treatment of Xerox technical information. Xerox has filed a cross complaint against the Company Spectra-Physics and Opto Power seeking a declaratory judgment that Spectra-Physics and Opto Power have no license to, and that the Company may not disclose without Xerox' consent, Xerox technical information. Xerox also asserts a breach of contract claim against the Company for the alleged failure to transfer technology to Xerox pursuant to the Technology Agreement. Xerox seeks unspecified damages from the Company and specific performance of the Technology Agreement.

Discovery is proceeding. Trial of the matter is scheduled for January 21, 1997. The Company believes that it has meritorious defenses to Spectra-Physics', Opto Power's and Xerox's claims. There can be no assurance, however, that the Company will achieve a successful result in this litigation. The litigation has involved and is expected to continue to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel, and the outcome could have a material adverse effect on the Company's business and results of operations. If the Company does not prevail in such litigation, the Company could face monetary damages and could be required to license and to transfer valuable SDL trade secrets and technology to Spectra-Physics and possibly to Opto Power, which is currently manufacturing optoelectronic devices that compete with a number of the Company's products. Such a result could significantly impair the Company's competitive advantage in certain technology areas with respect to a number of products and could have a material adverse effect on the Company's business and results of operations.

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

DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. In 1995 and the first six months of 1996, the Company derived approximately 45% and 41%, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The Company received approximately 19% and 18% of its revenue for fiscal 1995 and the first six months of 1996, respectively, from Lockheed Martin through several government and commercial programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1995 and the first six months of 1996 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred which have resulted, and could result in the future, in price adjustments. Before the end of 1996, the Company expects to lose eligibility for new U.S. Small Business Innovative Research contracts. Such contracts accounted for approximately 5% of revenue in 1995 and the first six months of 1996.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ROCKWELL LITIGATION. In 1985, Rockwell International Corportion (Rockwell) asserted, and in 1995 filed suit against the Company alleging that a Company fabrication process infringed certain Rockwell patent rights. Rockwell is seeking to permanently enjoin the Company from infringing Rockwell's alleged patent rights and is seeking unspecified actual and treble damages plus costs. The Company has answered Rockwell's complaint asserting that Rockwell's patent is invalid, not infringed and unenforceable. In addition, the Federal government, which is a defendant in a suit brought by Rockwell relating to certain of the same alleged patent rights, asserted that the Company may be liable to indemnify the Federal government for certain of Rockwell's claims. The Company has intervened in Rockwell's suit against the Federal government.


In the Government lawsuit, on March 4, 1996, Rockwell filed a motion for summary judgment that its patent is not invalid. The Company and the Government filed oppositions to that motion along with cross-motions for summary judgment that Rockwell's patent is invalid. Briefing on these motions and cross-motions will be completed in mid-August. No date has been set for a hearing on these motions and cross-motions.


SPECTRA-PHYSICS LITIGATION. In 1995, Spectra-Physics, Inc. (Spectra) and others filed suit against the Company alleging that the Company was refusing to comply with its alleged obligations to transfer and license Company technology to them. These parties are seeking declaratory relief, specific performance and unspecified actual and punitive damages. The Company has answered these claims denying them and has cross-complained against Spectra and certain others seeking declaratory relief, damages and injunctive relief.


Since the Company's December 31, 1995 Form 10-K disclosure regarding the Spectra-Physics litigation, the Company's cross-claims for damages against Ciba have been dismissed. Some, but not all, of the Company's cross-claims against Spectra and Opto Power have also been dismissed. The parties also have engaged in the court-ordered mediation. That mediation was unsuccessful in reaching a resolution of the disputes. The trial date has been continued to January 21, 1997. All parties have filed motions for summary adjudication of various issues in the case. The motions pertaining to claims between the Company, Xerox, Spectra-Physics and Opto Power are scheduled for hearing on October 1, 1996.


The Company is vigorously contesting these claims. Although the outcome of these matters cannot be determined at this time, management does not believe that their outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows and has made no provision for the ultimate outcome of these matters in its financial statements. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 13, 1996. The stockholders voted on proposals to:

               1. Elect two Class 2 Directors of the Company.

               2. Ratify the appointment of Ernst & Young as the Company's auditors for 1996.

The proposals were approved by the following votes:

               1.   Election of Directors

                    Director                For             Withheld
                    --------                ---             --------

                    John P. Melton      5,310,572           19,585
                    Mark B. Myers       5,310,572           19,585

               2.   Ratify appointment of Ernst & Young

                    For                 Against             Abstain
                    ---                 -------             -------
                    5,305,505           4,380               20,272


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Lists of Exhibits

                      Number            Exhibit Description
                      ------            -------------------
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

                                        SDL, INC.
                                        ---------
                                        Registrant

August 12, 1996                         /s/Gregory C. Lindholm
                                        ----------------------
                                        Gregory C. Lindholm
                                        Vice President, Finance
                                        Chief Financial Officer and Treasurer
                                        (duly authorized officer, and principal
                                        financial and accounting officer)