Form 10-Q
period 1996-09-30
SDL INC
filed 1996-11-08
CIK 934741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1996
                                ------------------

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

                              Yes  X      No
                                 -----       ------

The number of shares outstanding of the issuer's common stock as of October 29, 1996 was 13,166,008.

                                    SDL, INC.

                                      INDEX


                                                                                                      PAGE NO.
                                                                                                      --------


PART I.   FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets at
                        September 30, 1996 and December 31, 1995                                          3

                        Condensed Consolidated Statements of Income for
                        the three and nine months ended September 30, 1996 and 1995                       4

                        Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 1996 and 1995                                 5

                        Notes to Condensed Consolidated Financial Statements                              6

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                     9


PART II.   OTHER INFORMATION

         Item 1.        Legal Proceedings                                                                17

         Item 6.        Exhibits                                                                         18


SIGNATURES                                                                                               19

PART I.   FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS - EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                             1996             1995(1)
                                                                             ----             -------
                                                                          (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents                                           $   4,536        $   2,793
       Short-term investments                                                 35,199            8,515
       Accounts receivable, net                                               12,779           13,535
       Inventories                                                            13,113            9,006
       Deferred income taxes                                                   1,514              989
       Prepaid expenses and other current assets                               1,917              502
                                                                           ---------        ---------
          Total current assets                                                69,058           35,340

Property and equipment, net                                                   20,656           16,470
Investments                                                                   17,585             --
Purchased intangibles, net                                                     2,282            2,766
Deferred income taxes                                                          1,840            1,840
Other assets                                                                     491              227
                                                                           ---------        ---------
                                                                           $ 111,912        $  56,643
                                                                           =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                    $   7,123        $   6,257
       Accrued payroll and related expenses                                    3,049            1,990
       Unearned revenue                                                        1,267              972
       Acquisition obligations                                                 2,747            1,592
       Other accrued liabilities                                               1,720            1,880
                                                                           ---------        ---------
          Total current liabilities                                           15,906           12,691

Deferred acquisition obligations                                                --              2,680
Other long-term liabilities                                                      636              772

Stockholders' equity:
       Common stock, $0.001 par value, 21,000,000 shares authorized;
          13,091,008 outstanding (10,628,115 at December 31, 1995)                13               11
       Treasury stock                                                           --                (33)
       Additional paid-in-capital                                            112,197           63,034
       Accumulated deficit ($32,084 relating to the repurchase
          of common stock and recapitalization in 1992)                      (16,497)         (22,028)
       Cumulative translation adjustment                                          (6)              (6)
                                                                           ---------        ---------
                                                                              95,707           40,978
       Less: common stockholders' notes receivable                              (337)            (478)
                                                                           ---------        ---------
Total stockholders' equity                                                    95,370           40,500
                                                                           ---------        ---------
                                                                           $ 111,912        $  56,643
                                                                           =========        =========

(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See accompanying notes.

                                    SDL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ------------------------        ------------------------
                                                     1996            1995            1996            1995
                                                     ----            ----            ----            ----
Total revenue:
       Product revenue                             $ 15,823        $ 11,727        $ 51,712        $ 30,790
       Research revenue                               3,546           2,357           9,685           6,320
                                                   --------        --------        --------        --------
                                                     19,369          14,084          61,397          37,110

Cost of revenue:
       Cost of product revenue                       11,606           6,865          33,758          18,101
       Cost of research revenue                       2,893           1,756           7,246           4,654
                                                   --------        --------        --------        --------

Gross margin                                          4,870           5,463          20,393          14,355

Operating expenses:
       Research and development                       1,560             993           4,605           2,669
       Selling, general and administrative            2,768           2,134           8,240           5,428
       Amortization of purchased intangibles            161            --               484            --
                                                   --------        --------        --------        --------

Operating income                                        381           2,336           7,064           6,258
Interest (income) expense, net                         (570)           (219)           (839)             93
                                                   --------        --------        --------        --------

Income before income taxes                              951           2,555           7,903           6,165
Provision for income taxes                                8             945           2,372           2,281
                                                   --------        --------        --------        --------

Net income                                         $    943        $  1,610        $  5,531        $  3,884
                                                   ========        ========        ========        ========

Net income per share                               $   0.07        $   0.14        $   0.43        $   0.38
                                                   ========        ========        ========        ========

Shares used in computing
  net income per share                               14,142          11,711          12,866          10,326
                                                   ========        ========        ========        ========


See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           ------------------------
                                                                             1996            1995
                                                                           --------        --------
OPERATING ACTIVITIES:
Net income                                                                 $  5,531        $  3,884
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                          3,683           1,914
       Deferred income taxes                                                   (525)            425
       Deferred rent                                                            (50)            (70)
       Accrued interest                                                        --              (452)
       Changes in operating assets and liabilities:
           Accounts receivable                                                  756          (4,558)
           Inventories                                                       (4,107)         (1,596)
           Accounts payable                                                     866           2,910
           Income taxes payable                                               2,987             511
           Accrued payroll and related expenses                               1,059             887
           Unearned revenue                                                     295             360
           Other accrued liabilities                                           (145)            376
           Other                                                             (1,067)           (140)
                                                                           --------        --------
Total adjustments                                                             3,752             567
                                                                           --------        --------
Net cash provided by operating activities                                     9,283           4,451

INVESTING ACTIVITIES:
Acquisition of property and equipment, net                                   (7,385)         (6,842)
Sales (purchases) of short-term investments, net                            (26,684)        (21,099)
Purchases of investments                                                    (17,585)           --
Payments on acquisition obligations                                          (1,525)           --
                                                                           --------        --------
Net cash used in investing activities                                       (53,179)        (27,941)

FINANCING ACTIVITIES:
Payments of bank debt                                                          --            (2,592)
Payments of subordinated debt                                                  --           (21,580)
Proceeds from issuance of common stock                                       44,676          47,383
Repurchase of common stock                                                     --               (33)
Issuance of stock pursuant to employee stock plans                              822             238
Payments on stockholders' notes receivable                                      141             155
                                                                           --------        --------
Net cash provided by financing activities                                    45,639          23,571
                                                                           --------        --------

Net increase in cash and cash equivalents                                     1,743              81
Cash and cash equivalents at beginning of period                              2,793             632
                                                                           --------        --------
Cash and cash equivalents at end of period                                 $  4,536        $    713
                                                                           ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes                                                 $   --          $  1,362
Cash paid for interest                                                     $   --          $    894

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Conversion of convertible redeemable preferred stock to common stock       $   --          $ 10,896
Stock issued for stockholders' notes receivable                            $   --          $     36

See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and subsidiary's annual report on Form 10-K for the year ended December 31, 1995.

       The consolidated financial statements include the accounts of SDL, Inc. (SDL or the Company) and its wholly owned subsidiary SDL Optics, Inc. (SDL Optics). Intercompany accounts and transactions have been eliminated in consolidation.

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

       On June 26, 1996, the Company issued 1,500,000 shares of common stock in a follow-on public stock offering at a per share price of $27.00. In addition, SDL's Underwriters exercised their over-allotment option to purchase 255,000 additional shares of the Company's common stock. Net proceeds to the Company approximated $44,676,000.

4.     INVESTMENTS

       Available for sale investments consist of the following (in thousands):

                                                                              September 30,              December 31,
                                                                                  1996                       1995
                                                                                  ----                       ----
       Tax-exempt auction rate preferred stocks                                  $25,623                    $7,000
       Municipal bonds                                                            27,161                     1,515
                                                                                --------                   -------
                                                                                 $52,784                   $ 8,515
                                                                                 =======                   =======

       Tax-exempt auction rate preferred stock contains contractual maturities of less than one year. Municipal bonds have maturities ranging from nine months to two years of which $17,585,000 is included in investments in the accompanying balance sheet at September 30, 1996.

       Both realized and unrealized gains and losses on the sale of available-for-sale securities were immaterial for the three and nine months ended September 30, 1996 and 1995.

5.     INVENTORIES

       The components of inventories consist of the following (in thousands):

                                                                              September 30,             December 31,
                                                                                  1996                     1995
                                                                                  ----                     ----
       Raw materials                                                            $  5,693                  $  4,151
       Work in process                                                             7,420                     4,855
                                                                                --------                  --------
                                                                                $ 13,113                  $  9,006
                                                                                ========                  ========

       No significant amounts of finished goods are maintained.

6.     COSTS AND ESTIMATED EARNINGS ON LONG-TERM CONTRACTS

       The following is a summary of activity related to the Company's uncompleted long-term contracts, from inception of the contracts (in thousands):

                                                                              September 30,             December 31,
                                                                                  1996                     1995
                                                                                  ----                     ----
       Costs incurred on uncompleted long-term contracts                       $  35,211                 $  15,655
       Estimated earnings                                                          2,331                       740
                                                                               ---------                 ---------
       Revenue recognized on uncompleted long-term contracts                      37,542                    16,395
       Less billings to date                                                      35,931                    14,879
                                                                                --------                 ---------
       Unbilled costs and estimated earnings for uncompleted
             long-term contracts                                               $   1,611                 $   1,516
                                                                               =========                 =========

       The above balances are included in accounts receivable in the accompanying balance sheets. Unbilled costs and estimated earnings on uncompleted long-term contracts are generally billable in the subsequent year.

       Revenue recognized on long-term contracts included in total revenues was approximately $7.0 million and $18.8 million for the three and nine month periods ended September 30, 1996 and approximately $5.8 million and $13.5 million for the comparable 1995 periods.

7.     CONTINGENCIES

       See Part II, Item 1, Legal Proceedings for discussion of legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SDL designs, manufactures and markets semiconductor optoelectronic integrated circuits (OEICs), semiconductor lasers, fiber optic related products and optoelectronic based systems. The Company's revenue consists of product and research revenue. The Company's product revenue is primarily derived from the sale of standard and customized products to a variety of customers, in volumes ranging from single products sold to numerous organizations, to high unit volumes sold to certain original equipment manufacturer (OEM) customers. As a result, product gross margins tend to fluctuate based on the mix of products sold in any reported period. From the original products introduced in 1984, the Company has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. OEM customers often fund the design or customization as well as the manufacturing and testing of their volume products. The primary applications for the Company's products include telecommunications, CATV, satellite communications, LAN, printing, medical, data storage, sensor, defense, materials processing and instrument markets.

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes over 40 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 50 U.S. patents and has over 45 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue as compared to that of product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

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


RESULTS OF OPERATIONS

REVENUE. Total revenue for the three and nine months ended September 30, 1996 increased 38% and 65% to $19.4 million and $61.4 million, respectively, compared to the corresponding September 1995 periods. The increase in revenue during 1996 as compared to 1995, has been driven by continuing demand for the Company's semiconductor lasers and optoelectronic solutions, SDL Optics' communication product sales, and to a lesser extent, growth in research revenue. Revenue from products within the fiber-based communications market, including telecommunications, CATV, satellite communication and LANs grew 58% over that reported for the nine months ended September 30, 1995, and represented approximately 50% of total revenue reported year-to-date through September 30, 1996. Research revenue grew 50% and 53% compared to both the corresponding 1995 periods. For the three and nine months ended September 30, 1996, research revenue represented 18% and 16%, respectively, of total revenue as compared to 17% for both the corresponding 1995 periods.

Total revenue for the third quarter of 1996 decreased 10% from total revenue reported during the June 1996 quarter. Reduced shipments of certain products experiencing yield problems primarily contributed to this sequential revenue decline; offset marginally by the growth in research revenue from that reported for the second quarter of 1996. See "Risk Factors - Manufacturing Risks".

International revenue as a percentage of total revenue for the nine months ended September 30, 1996 decreased to 15% compared to 24% for the corresponding 1995 period. Total international revenue has declined due to SDL's acquisition of the SDL Optics business, a former international customer of SDL, and a large percentage of SDL Optics' revenue occurs within the U.S. communications markets.

Approximately 25% and 20% of total revenue for both the three and nine months ended September 30, 1996, respectively, was received from Lockheed Martin. This compares to approximately 19% and 18 % of revenue for the comparable 1995 three and nine month periods. The percentage increase in revenue reported for this customer results from several new programs initiated during the second quarter of 1996, and reduced product revenue due to production yield problems experienced during the quarter ended September 30, 1996.

There can be no assurances that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

GROSS MARGIN. Gross margin was 25.1% for the three months ended September 30, 1996 compared to 38.8% in the third quarter of 1995 and 36.3% in the second quarter of 1996. The Company experienced manufacturing capacity constraints and production yield problems on several of its product lines which impacted gross margin reported for the third quarter of 1996. Cost of revenue increased in part because: (i) fixed manufacturing costs were allocated over a reduced quarterly revenue base, (ii) variable manufacturing costs for product lines with low production yields were significantly higher for product manufactured and shipped during the quarter, and (iii) manufacturing engineering costs incurred during the quarter were higher compared to prior quarters as engineering resources were required to research and address SDL's production yield problems. This, in turn, contributed to the lower gross margins realized during the three and nine months ended September 30, 1996 as compared to the corresponding quarterly periods. The Company is actively addressing its yield issues, and to relieve capacity constraints, additional manufacturing equipment is being installed and clean room renovation is in process. The additional capacity should become available during the first quarter of 1997 pending the results of product qualification tests. See "Risk Factors - Manufacturing Risks."

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

RESEARCH AND DEVELOPMENT. The Company's total research and development activities consist of customer-funded research programs and internally-funded research and development. Total research and development activities during the three and nine months ended September 30, 1996 increased to $4.5 million and $11.9 million, respectively, compared to $2.7 million and $7.3 million for the corresponding 1995 periods. Research revenue growth, together with increased spending on new product development, cost reduction, yield and reliability improvement projects and SDL Optics' research and development primarily influenced the 1996 growth in total research and development activities. As a percentage of total revenue, total cost of research and development activities decreased to 19% for the nine months ended September 30, 1996 from 20% for the corresponding nine month period of 1995. The high relative growth in total revenue for the reported periods is the primary reason for the decreased ratio of total Company cost of research and development activities on a year-over-year basis. Accordingly, the level of research and development may vary based on future levels of customer-funded research and development.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) increased during the three and nine months ended September 30, 1996 as compared to corresponding 1995 periods due to the continuing expansion of the Company's business, headcount increases, ongoing litigation expense, and to a lesser extent, SDL Optics' SG&A. SG&A decreased for the three and nine month periods as a percentage of total revenues despite decreased revenue growth reported for the quarter ended September 30, 1996 and higher levels of litigation expense incurred during 1996 compared to 1995. The Company expects that SG&A will continue to increase to support the Company's current and expected future volumes of business. However, there can be no assurances that current SG&A levels as a percentage of total revenues are indicative of future SG&A as a percentage of total revenues. For the next several quarters, it is expected that litigation expense will increase from the level recorded during the most recent three month period as the Company prepares for the Spectra-Physics trial, which is scheduled for January 1997.

INTEREST (INCOME) EXPENSE, NET. The Company recorded net interest income for the three and nine months ended September 30, 1996. Net interest income for the three months ended September 30, 1996 increased over that of the comparable prior year period and the preceding 1996 quarter as the Company invested the cash received from its June 1996 follow-on public stock offering in interest income generating investments. The Company incurred net interest expense for the nine month period ended September 30, 1995 as a result of subordinated and bank debt, which remained outstanding for substantially all of the first quarter of 1995. This debt was repaid with proceeds of the Company's initial public stock offering in March 1995.

PROVISION FOR INCOME TAXES. The annualized estimated effective tax rate was 30% and 37% for the nine months ended September 30, 1996 and 1995, respectively. The projected effective tax rate for 1996 is less than 1995 due to the benefits of tax-exempt interest income and state tax credits, as well as a reduction in the valuation allowance. The estimated effective tax rate for 1996 was reduced from 34% to 30% in the third quarter of this year. This reduction is attributable to the reinstatement of the federal research credit, and the incremental effects of anticipated state tax credits, tax-exempt interest income, and the reduction in the valuation allowance on a lower taxable income base.


LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities was $9.3 million for the nine months ended September 30, 1996. The Company spent $7.4 million for planned facilities expansion and capital equipment purchases during the 1996 nine month period and made a $1.5 million payment on the acquisition obligation related to SDL Optics. In addition, SDL received $45.5 million through the issuance of common stock, which primarily resulted in the increase of cash, cash equivalents and investments to $57.3 million at September 30, 1996 as compared to $11.3 million at December 31, 1995.

On June 26, 1996, the Company issued 1,500,000 shares of common stock in a follow-on public stock offering at a per share price of $27.00. In addition, the Company's Underwriters exercised their over-allotment option to purchase 255,000 additional shares of the common stock. Net proceeds to the Company approximated $44,676,000. The net proceeds of this offering are expected to be used to expand the Company's manufacturing facilities, to acquire capital equipment, to fund possible acquisitions of complementary businesses, products and technologies, and for general corporate purposes including working capital. Pending such uses, the net proceeds will be invested in investment-grade, income producing investments with maturities of up to three years.

The Company has an $8 million secured line of credit, which expires in January 1997. Any borrowings under this line would be limited to 80% of eligible accounts receivable, as defined in the credit agreement (approximately $6.5 million was available for borrowings under the line at September 30, 1996), and bear interest at the bank's prime rate (8.25% at September 30, 1996). The credit agreement contains affirmative and negative covenants and, among other things, requires the Company to maintain certain financial ratios and restricts the ability to pay cash dividends.

The Company has future cash requirements to complete its acquisition of the SDL Optics business of (i) $1.5 million payable on March 31, 1997, for which the Company was contingently liable for a letter of credit at September 30, 1996 and
(ii) $1.2 million in cash or common stock of SDL (at the Company's option) on March 31, 1997.

The Company currently expects to spend approximately $11 million for capital equipment purchases and leasehold improvements during 1996.

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

The Company experienced lower than expected production yields on some of its products, including certain key product lines during the third quarter of 1996. While the Company has been aggressively addressing these problems, solutions on certain product lines have proven to be more difficult to identify and implement than anticipated. This reduction in yields has adversely affected gross margins, delayed component, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

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

In addition, the Company has named Xerox as an additional cross defendant on the claims for a declaratory judgment seeking an interpretation of the Technology Agreement with respect to the treatment of Xerox technical information. Xerox has filed a cross complaint against the Company, Spectra-Physics and Opto Power seeking a declaratory judgment that Spectra-Physics and Opto Power have no license to, and that the Company may not disclose without Xerox' consent, Xerox technical information. Xerox also asserts a breach of contract claim against the Company for the alleged failure to transfer technology to Xerox pursuant to the Technology Agreement. Xerox seeks unspecified damages from the Company and specific performance of the Technology Agreement.

Discovery is proceeding. Trial of the matter is scheduled for January 21, 1997. The Company believes that it has meritorious defenses to Spectra-Physics', Opto Power's and Xerox's claims. There can be no assurance, however, that the Company will achieve a successful result in this litigation. The litigation has involved and is expected to continue to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel, and the outcome could have a material adverse effect on the Company's business and results of operations. Legal expenses related to this litigation are increasing substantially as the Company prepares for trial. The Company expects the increase in legal expenses related to this litigation to be sustained at least through the currently scheduled trial date. Such expenses could have a material adverse effect on the Company's business and results of operations. If the Company does not prevail in such litigation, the Company could face monetary damages and could be required to license and to transfer valuable SDL trade secrets and technology to Spectra-Physics and possibly to Opto Power, which is currently manufacturing optoelectronic devices that compete with a number of the Company's products. Such a result could have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON EMERGING APPLICATIONS. The Company's current products serve many applications in the communications, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. A substantial portion of the Company's products address markets that are not now and may never become substantial commercial markets. The Company has experienced, and is expected to experience, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. Currently, several of the Company's customers are testing a new pump module product for potential volume applications. However, other customers have delayed orders for SDL's standard pump module product because of their desire to switch to the new product. No assurances can be given that the Company or its customers will continue their product development testing efforts, or if continued, that such efforts will be successful, that markets will develop for any of the Company's or customer's products, that the Company's products will be accepted in end-user markets, that the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products.

DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. In 1995 and the first nine months of 1996, the Company derived approximately 45% and 42%, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The Company received approximately 19% and 20% of its revenue for fiscal 1995 and the first nine months of 1996, respectively, from Lockheed Martin through several government and commercial programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1995 and the first nine months of 1996 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred which have resulted, and could result in the future, in price adjustments. During the fourth quarter of 1996, the Company expects to lose its eligibility for awards of new U.S. Small Business Innovative Research
(SBIR) contracts. Previously awarded SBIR contracts will not terminate upon reaching ineligibility for new contract awards, but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 5% and 6% of revenue in 1995 and for the first nine months of 1996, respectively.

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

The recent growth in the Company's revenue and expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures and controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner, at a pace consistent with the Company's business, could have a material adverse effect on the Company's business and results of operations.

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

PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

ROCKWELL LITIGATION. In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit against the Company alleging that a Company fabrication process infringed certain Rockwell patent rights. Rockwell is seeking to permanently enjoin the Company from infringing Rockwell's alleged patent rights and is seeking unspecified actual and treble damages plus costs. The Company has answered Rockwell's complaint asserting that Rockwell's patent is invalid, not infringed and unenforceable. The action has been stayed pending proceeding in the Government lawsuit, described below.

Rockwell also brought suit against the Federal government, relating to certain of the same alleged patent rights (the "Government lawsuit"). The Federal government has asserted that the Company may be liable to indemnify the Federal government for certain of Rockwell's claims. The Company has intervened in Rockwell's suit against the Federal government.

In the Government lawsuit, on March 4, 1996, Rockwell filed a motion for summary judgment that its patent is not invalid. The Company and the Federal government filed oppositions to that motion along with cross-motions for summary judgment that Rockwell's patent is invalid. Briefing on these motions and cross-motions were completed in mid-August. No date has been set for a hearing on these motions and cross-motions.

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

Since the Company's December 31, 1995 Form 10-K disclosure regarding the Spectra-Physics litigation, the Company's cross-claims for damages against Ciba have been dismissed. Some, but not all, of the Company's cross-claims against Spectra and OptoPower have also been dismissed. The parties also have engaged in the court-ordered mediation. That mediation was unsuccessful in reaching a resolution of the disputes. The trial date has been continued to January 21, 1997. All parties have filed motions for summary adjudication of various issues in the case. The motions pertaining to claims between the Company, Xerox, Spectra-Physics and OptoPower were heard on November 1, 1996. The court has not yet issued a ruling.

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



                                         SDL, INC.
                                         ---------
                                         Registrant





November 11, 1996                        ___________________________
                                         Gregory C. Lindholm
                                         Vice President, Finance
                                         Chief Financial Officer and Treasurer
                                         (duly authorized officer, and principal
                                         financial and accounting officer)