Form 10-K
period 1996-12-31
SDL INC
filed 1997-02-24
CIK 934741

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25688

                                    SDL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    77-0331449
--------------------------------------          -------------------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                 Identification No.)


    80 ROSE ORCHARD WAY, SAN JOSE, CALIFORNIA                95134
-----------------------------------------------  ------------------------------
    (Address of principal executive offices)               (Zip code)

    Registrant's telephone number, including area code   (408) 943-9411

               Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of exchange on which registered
   -------------------                     ------------------------------------
        None                                                N/A



 Securities registered pursuant to Section 12(g) of the Act:   Common Stock,

                                                               $0.001 par value


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/    No  / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on February 10, 1997, as reported by Nasdaq was $155,104,580. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 10, 1997 the registrant had outstanding 13,354,299 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K Report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     SDL is a leading designer, manufacturer and marketer of semiconductor optoelectronic integrated circuits (OEICs) and high power semiconductor lasers. The Company believes its leadership in these markets is demonstrated by the Company's numerous awards for product technology and design, substantial market share, and significant breadth of product offerings. The Company pioneered the design of, and commercially developed, the first OEIC containing multiple semiconductor lasers. Semiconductor OEICs integrate two or more semiconductor lasers or other optical or electronic elements onto a single chip. Semiconductor OEICs are revolutionizing the type and number of applications that can be served by optoelectronics. The Company has over 200 standard and custom products, as well as systems, which are used in a diversity of markets such as cable television (CATV), telecommunications, satellite communications, LAN, printing, medical, data storage, sensor, defense, materials processing and instrument markets. The Company is also currently being funded to develop or customize products for local area network (LAN), display and entertainment markets.

INDUSTRY BACKGROUND

     The communications and information industries have historically relied on electricity for the transmission, display, storage, processing and generation of information. A significant portion of transmission of information, such as telephone or CATV signals, is still accomplished by sending electrical signals through coaxial cables or twisted pair copper wires. Data storage is often performed by electromagnetic writing on magnetic tape or disc. Display of information is commonly achieved by impinging electrons onto a phosphorescent screen in a cathode ray tube (CRT).

     Although these functions historically have been accomplished electronically, electronic solutions are subject to inherent performance limitations. For example, transmission of information via copper wires or coaxial cables is limited to short distances by the capacitance of the wire transmission medium, is characterized by limited data transfer rates, and is subject to electronic noise and signal interference. Recording information on magnetic media is limited by the medium's size and storage density. CRT displays are heavy, bulky and fragile. Today, communications and information markets are demanding faster data transmission, greater storage density and lighter, more durable displays.

     To overcome the limitations of electronic information transmission, storage and display, the communications and information industries are utilizing advanced light source and laser technologies. Light generally can carry more information at less expense and greater speed, and can store more information in a given space with greater precision. New forms of display are more reliable, smaller, lighter and more efficient. Enabled by the development of advanced light source and laser technology, light is beginning to replace electronic devices in communications and information industries.

     Light is also providing advances in other industries. Laser light is used in materials processing, welding and heat treatment, in surgical devices, and in environmental sensors. Laser welding and cutting can speed production lines. Laser surgery has been found to reduce bleeding and shorten recovery times. Laser satellite sensors use light to probe the earth's atmosphere for holes in the ozone layer and global atmospheric pollutants.

     Light for these markets has traditionally been supplied by solid state or gas lasers, light emitting diodes (LEDs) and incandescent lamps. Solid state lasers are specialized glass or crystals typically illuminated by a high-intensity incandescent lamp. Solid state and gas lasers are used in surgical devices and materials processing. LEDs serve to display information and to illuminate. Incandescent lamps are used to illuminate liquid crystal displays. Significant shortcomings exist, however, with most of the traditional technology available for laser, LED and incandescent lamp applications. Solid state lasers are limited by their dependence on inefficient and unreliable incandescent lamps. Gas lasers are large, expensive, inefficient and fragile. LEDs generally have low power output and cannot be tightly focused.
Incandescent lamps are fragile, inefficient and have relatively short operating lives.

     These markets demand an advanced light source; however, different applications require different light source properties. For example, the most important properties for CATV applications are high speed modulation, reliability and high power. In LANs, the most important properties are high speed modulation, reliability and low cost. Displays require small, lightweight, reliable, efficient and multicolor light sources. Materials processing requires high power, focusability and reliability. Data storage applications require focusability, low cost, small size, light weight and reliability. Such an advanced light source should therefore be highly reliable, highly efficient, small, rugged, light weight, capable of being modulated at high speed, focusable, low voltage and capable of generating the full color spectrum.

     Using its advanced semiconductor laser and OEIC technology, the Company designs and manufactures products to overcome the limitations of traditional electronic and optical technology. With increased levels of semiconductor-based optoelectronic integration, the Company miniaturizes and generally reduces the cost while increasing the functionality of what previously were large, bulky and expensive components. The Company believes that, just like silicon integrated circuits, advanced semiconductor OEICs will represent an increasing portion of the electronic or optical system's value. Semiconductor OEICs have the potential to effectively meet many of the market needs for an advanced light source.

     A semiconductor OEIC integrates two or more semiconductor lasers or other optical or electronic elements such as lenses, light detectors, mirrors, light modulators, switches and light amplifiers onto a single chip. Semiconductor OEICs and lasers are built in semiconductor crystals. They can be miniaturized, allowing lasers to be made as small as a grain of salt. Semiconductor lasers are now widely used in electronic and optical systems such as compact audio disk players and laser printers. In many applications, semiconductor OEICs and lasers offer advantages over traditional light sources.

     As with silicon integrated circuits, SDL's advanced semiconductor OEICs and lasers provide functionality that cannot be achieved with conventional electronic or optical components. In the communications and information markets the Company's products improve the transmission, storage and display of information by replacing electronic technology. Also, the Company's products replace traditional light sources in applications such as materials processing, surgical lasers, environmental sensors, and defense and scientific uses. The Company is seeking to achieve additional technological advances that would create new applications for semiconductor OEICs, such as optical satellite communications, higher speed fiber optic local area networks, and generation of red, green and blue light on a single semiconductor chip for miniature display systems and value added opto electronic systems based on semiconductor lasers.

PRODUCTS

     The Company produces over 200 standard products and develops custom products for specific customer applications. SDL's products include: (i) "single mode" semiconductor OEICs and lasers, (ii) "multimode" semiconductor OEICs and lasers, (iii) fiber-coupled products and (iv) systems incorporating or interfacing with the Company's semiconductor OEIC and laser products. Prices for the Company's products range from a few dollars to tens of thousands of dollars.

     SINGLE MODE PRODUCTS

     "Single mode" refers to the ability of the semiconductor OEIC or laser to focus the light it generates to a tiny spot (known as a diffraction limited spot) approximately 100 times smaller than the diameter of a human hair. Diffraction limited spots have a dimension of approximately the wavelength of such light. Single mode products allow greater voice and data rates to be transmitted over optical fiber. Single mode products also allow data storage on and retrieval from regions the size of the laser's diffraction limited spot. The next generation of this technology is expected to allow greater amounts of information to be stored in an even smaller physical space. Currently, such products primarily use infrared lasers, emitting at a wavelength of approximately 780 nanometers (nm). Using a single mode blue laser emitting at a wavelength of 430 nm would allow the storage and retrieval of approximately four times more information in the same space. A red laser operating at 630 nm would allow storage and retrieval of approximately two times the data of an infrared laser or half the data of a blue laser.

     MULTIMODE PRODUCTS

     In contrast to single mode products, "multimode products" cannot be focused to diffraction limited spots. Rather, multimode products generally emit higher power light within a narrow spectrum and can be sufficiently focused to allow replacement of traditional lasers, LEDs and high intensity incandescent lamps in certain applications. By integrating large numbers of multimode lasers on a single chip, multimode laser products can achieve effective power output comparable to all but the highest power gas lasers. Since the Company's multimode products are generally more reliable, smaller, lower voltage, more efficient, higher power and/or lower cost than traditional light sources, multimode products are used in applications such as laser surgery, printing, materials processing and pumping of solid state lasers for use in telecommunication and CATV transmitters, laser sensors, materials processing, defense and scientific applications.

     FIBER COUPLED PRODUCTS

     Light from both "single mode" and "multimode" products is often coupled into a transparent single mode or multimode optical fiber, respectively, prior to sale to a customer application. The acquisition of SDL Optics allows SDL to sell "single mode" fiber coupled products in addition to the "multimode" fiber coupled products sold previously. New single mode fiber coupled products made by SDL Optics include the 980 nm pump module for excitation of optical fiber amplifiers.

     SYSTEM PRODUCTS

     In addition to producing semiconductor OEICs and lasers, the Company manufactures electronic systems which provide control, power and interface functions for its semiconductor OEICs, lasers and fiber optic products. The Company presently markets fourteen such systems. A recently introduced fiber LAN transmitter/receiver system offers 1.2 gigabit per second transmission over a wider range of environmental conditions than any other product known to the Company. Eight additional systems are sold primarily to scientific and engineering development laboratory users who do not wish to provide their own electronic control units. These include a line of high-power, wavelength tunable and wavelength stabilized products for scientific, pollution sensing and chemical monitoring applications. The Company also produces three different fiber coupled optical power delivery systems. These fiber-optic power delivery systems are used in laser surgery, materials processing, marking, scribing, soldering and pumping of solid state lasers.

CUSTOMERS

     The Company received approximately 21 percent and 19 percent of its 1996 and 1995 revenue, and expects to receive over 10 percent of its 1997 revenue, from Lockheed Martin Corporation (Lockheed Martin) through several government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during 1995 and 1996 was, and during 1997 is expected to be, derived from Federally-funded programs. See "Factors Affecting Earnings and Stock Price -- Dependence Upon Government Programs and Contracts."

TECHNOLOGY

     The Company's leadership in developing and delivering certain semiconductor OEICs, lasers and systems is based upon the Company's expertise in the technologies set forth below. The Company has a significant portfolio of proprietary technology, and has been issued over 55 U.S. patents and has approximately 50 U.S. patent applications pending. In addition, the Company has a royalty-free, non-exclusive license to approximately 100 Xerox U.S. patents related to optoelectronics and lasers.

     The word "laser" is an acronym for "light amplification by stimulated emission of radiation." Light amplification in semiconductors occurs when electric current is injected at high density into a small portion of the semiconductor chip. Stimulated emission occurs when the light generated by the current is partially reflected by mirrors, further stimulating the production of light. At a threshold level of current, light radiates at high efficiency. Semiconductor lasers are believed to be the smallest, most efficient laser or light source known today.

     ADVANCED SEMICONDUCTOR OEIC AND LASER DESIGNS

     The Company has developed advanced application specific semiconductor OEIC and laser designs. Specifically, the Company believes that it has developed single mode OEIC chip designs that emit five times higher optical power levels than any other commercial single mode laser. The Company's most powerful multimode OEIC contains the equivalent of 1,000 semiconductor lasers. Two-dimensional arrays of these multimode OEICs are currently available at 5,000 watts of peak power and 1,400 watts of average power from a four centimeter by four centimeter array.

     ADVANCED SEMICONDUCTOR MANUFACTURING TECHNOLOGY

     The Company's semiconductor products and custom chips are based on the elements indium, aluminum, gallium, arsenic and phosphorous. These elements form compound semiconductors such as indium phosphide and gallium aluminum arsenide. The composition ratio of these elements determines the wavelength of light generated. Semiconductor OEIC and laser designs are processed via photomasking, etching, implantation, metallization and other techniques commonly used in the silicon integrated circuit industry. The Company has modified and adapted these techniques to its own manufacturing processes, and protects these modifications as trade secrets.

     MICROELECTRONIC PACKAGING

     The Company provides its customers with a variety of microelectronic packages. Package options include photodetectors for monitoring light output power, thermoelectric coolers for controlling the ambient temperature within the package, and optical fibers for low loss light transmission. Heat removal is a key packaging aspect for the Company's high power products. The Company has developed patented techniques for efficiently removing heat from the light-producing region of the chip.

     Maintaining the brightness and intensity of the semiconductor OEIC or laser is important in many applications. For example, the Company couples light from micron sized lasers into micron sized optical fibers by tightly aligning the laser and the fiber, thereby maintaining brightness. The Company has developed miniaturized "optical bench" technology, consisting of the laser chip or multi-element laser array and an arrangement to rigidly hold a single fiber or an array of optical fibers while maintaining alignments of less than one micron. The optical bench is integrated inside a hermetically sealed package to provide freedom from adverse environmental gases and water vapor.

     SPACE QUALIFICATION/RELIABILITY

     The Company has developed high-reliability device and packaging capability and a quality assurance system that has been certified by satellite systems companies for use in space. The Company believes that few of its competitors have similar space-qualified optoelectronic device and packaging capability, providing the Company with an advantage over many of its competitors in satellite markets. The Company believes that the space qualification of certain of its products demonstrates to customers in other markets where reliability is key to system performance, such as telecommunications, that the Company's products are highly reliable, providing product differentiation and a competitive advantage in those markets.

RESEARCH AND DEVELOPMENT

     Research and development in the semiconductor OEIC and laser industry is characterized primarily by design and product engineering that enables new functionality or improved performance. The Company believes that its ability to successfully compete will be substantially dependent on its ability to design, develop and introduce on a timely basis new product offerings. The Company also focuses on reducing the cost of existing manufacturing processes, developing new process capabilities and adding new features to existing products.

     In 1996, 1995 and 1994, the Company spent approximately $6.7 million, $4.0 million and $2.8 million, respectively, on internally-funded research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

     The Company receives research and development funding from Fortune 500 companies, major international corporations, smaller domestic and international companies, and multiple U.S. government agencies. Under such programs, the Company may bill the customer for a fixed non-recurring engineering charge or may bill for actual burdened costs. On many of these programs, the Company teams with its customers or suppliers to present a vertically integrated system solution. Certain of these programs also require research and development cost-sharing by the Company.

     The Company's product development strategy emphasizes a broad line of standard products that are based on customer input and requests, as well as custom product design. The Company often develops new products at the customer's system-design stage in order to optimize compatibility with the customer's system and to better ensure market acceptance.

     The Company has successfully introduced what it believes to be leading edge products. Over a twelve-year period, the Company received 20 new product awards from the three leading industry trade journals, more such awards over that time period than any other company in the industry. There can be no assurance that the Company will succeed in identifying new product opportunities, or in developing and bringing to market any such new products, or that the Company will be able to respond effectively to technological advances by others. There also can be no assurance that the Company's new products will be accepted by the Company's end markets. Moreover, the end markets for the Company's new standard products are subject to rapid technological change and there can be no assurance that, as such markets change, the Company's product offerings will remain current. See "Factors Affecting Earnings and Stock Price -- Competition."

MANUFACTURING

     The Company's manufacturing operations are located at the Company's headquarters in San Jose, California, at a nearby facility in Santa Clara, California and in Victoria, British Columbia, Canada. The Company's manufacturing operation is vertically integrated and has capabilities in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, and final assembly and testing. Many of the functions within the Company's manufacturing operation are computer monitored or controlled, which are designed to enhance reliability and yield. The Company employs flexible manufacturing techniques, allowing the Company to switch readily, reliably and efficiently from one product to another. The Company believes that its flexible manufacturing capability differentiates it from its competitors.

     The Company's semiconductor OEICs and lasers are fabricated using many proprietary processes and customized manufacturing equipment. Therefore, almost all steps in the manufacturing of the semiconductor OEICs are performed by the Company. Any interruption in manufacturing resulting from shortages of parts or equipment, earthquake, fire, equipment failures or otherwise could have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. See "Factors Affecting Earnings and Stock Price--Manufacturing Risks" and "Factors Affecting Earnings and Stock Price -- Need to Manage Growth." Outside contractors and suppliers are used to supply raw materials, packages and standard components, and to assemble printed circuit boards. The Company depends on single or a limited number of suppliers. The Company generally purchases these single or limited source products through standard purchase orders or one year supply agreements. The Company seeks to maintain a sufficient safety stock to overcome shipping delays or supply interruptions by its suppliers. The Company also endeavors to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally (although not always) been able to obtain sufficient supplies in a timely manner. Operating results could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable alternate parts, receipt of defective parts or contaminated materials, an increase in the pricing of such parts, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures. See "Factors Affecting Earnings and Stock Price -- Dependence on Single Source and Other Third Party Suppliers."

     The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet the demand of its existing customer base and of new customers. As a result, the Company expanded its facilities by relocating its assembly, test and packaging operations to another building and is in the process of remodeling its original manufacturing facilities, adding new manufacturing equipment and obtaining additional facilities. In addition, in November 1995, the Company and its subsidiary, SDL Optics, acquired the business of Seastar, located in Victoria, British Columbia, Canada. Prior to the developments, the Company had no experience in managing operations in multiple sites and no assurance can be given that the Company will not experience unexpected delays, inefficiencies or management problems arising out of its multisite operations. Such delays or inefficiencies could materially adversely affect the Company's business and results of operations. The Company is experiencing, and may in the future experience, lower than expected production yields on many of its products, including some of its key product lines. This reduction in yields adversely affects gross margins and delays component, product and system shipments. There can be no assurance that the Company will be able to achieve acceptable manufacturing yields or ship products on time in the future. See "Factors Affecting Earnings and Stock Price -- Manufacturing Risks" and "Factors Affecting Earnings and Stock Price -- Need to Manage Growth."

ENVIRONMENTAL REGULATIONS

     The Company is subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in its manufacturing processes. Further, the Company is subject to other safety, labeling and training regulations as required by local, state and federal law. The Company has established an environmental and safety compliance program to meet the objectives of applicable federal, state and local laws. This compliance program is administered by the environmental and safety department of the Company and includes monitoring, measuring and reporting compliance, establishing safety programs and training Company personnel in environmental and safety matters. There can be no assurance that changes in regulations and laws will not have an adverse economic effect on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits or operate within regulations for, control the use of, or adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations could subject the Company to substantial liability, require costly changes in the Company's manufacturing processes or facilities or cause its operations to be suspended.

BACKLOG

     As of December 31, 1996, the Company's total backlog was approximately $37.2 million, as compared to approximately $35.7 million at December 31, 1995. This increase is primarily due to orders placed during 1996. Orders constituting the Company's backlog are generally subject to delivery rescheduling, price renegotiations and cancellation at the option of the buyer without significant penalty. A significant portion of the Company's business, in line with that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules.

COMPETITION

     The Company's various markets are highly competitive. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) suppliers of potential new technologies and (iv) suppliers of existing alternative technologies.

     The Company offers a range of components, products and systems, and has numerous competitors worldwide in various segments of its markets. In high power laser and light source replacement markets, its direct competitors include Opto Power and Sony. In its single mode laser markets, its competitors include Sanyo and Philips among others. In its fiber amplifier pump market, IBM is the Company's primary competitor, with other competitors emerging, some of which are licensing technology from IBM. SDL Optics has multiple competitors in its single mode pump module product lines, including Lasertron and Nortel, which are also licensing IBM chip technology. In 1995, several new start-ups began shipping products in these markets. The Company often competes with David Sarnoff Research Laboratories, among others, for research contract funding. The Company also sells its products to current competitors and companies with the capability of becoming competitors. If the markets for the Company's products continue to grow, new competitors are likely to emerge and present competitors may increase their market share.

     Potential new technologies may emerge to compete with the Company's products. For example, the Company is attempting to develop blue semiconductor lasers based on gallium nitride technology. Blue semiconductor lasers have been demonstrated based on an alternative technology, which the Company is not presently pursuing. Although such alternative technology has, to date, exhibited poor reliability, rapid advances in that technology could render obsolete any gallium nitride based lasers developed by the Company. Additionally, many other companies around the world are working to develop or have developed blue gallium nitride lasers. In most of the Company's product lines, both the Company and competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. There can be no assurances that the Company will continue its development efforts, or that such efforts, if continued, will be successful. In addition, there can be no assurances that markets will develop for any such products, or that any such products would be competitive with other technologies or products that may be developed by others.

     The Company also competes with alternate existing technologies. For example, the Company makes semiconductor laser products for powering CATV and telecommunications optical amplifiers. These optical amplifiers compete with electronic repeaters which utilize semiconductor laser transmitters and photo-sensitive receivers.

     Many of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SDL. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of market share. In addition, the Company is currently involved in litigation with Spectra-Physics and Opto Power regarding claimed rights to certain SDL technology. If the Company does not prevail in such litigation, the Company could be required to transfer and license SDL trade secrets and technology to Spectra-Physics and its subsidiaries, that may include Opto Power, which is currently manufacturing optoelectronic devices that compete with a number of the Company's products. Such a result could significantly impair the Company's competitive advantage in a number of technology areas and with respect to a number of products and could have a material adverse effect on the Company's business and results of operations. See "Factors Affecting Earnings and Stock Price -- Technology Agreement," "Factors Affecting Earnings and Stock Price -- Competition" and "Legal Proceedings."

INTELLECTUAL PROPERTY

     The Company has been a leader in the development of new technologies in the optoelectronics field and as such, has actively sought to patent its inventions. The Company frequently reviews its inventions and attempts to determine which inventions will provide substantial differentiation between the Company's products and those of its competitors. In certain cases, the Company may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in the Company's manufacturing processes. The Company has entered into non-disclosure agreements to protect its proprietary technology with its employees and consultants, and in some instances with its suppliers and customers.

     To date, the Company has been issued over 55 U.S. patents on devices, processes, packages and systems. No patent has less than seven years of life remaining before expiration and the average remaining life is approximately 12 years. Approximately 50 additional patent applications are pending. The Company also has a royalty-free license to approximately 100 Xerox U.S. patents. It also has four royalty-bearing licenses from third parties. Management believes that the breadth of its issued and pending patents and licenses will allow the Company to compete effectively in its present and future businesses. However, because of rapid technological developments in the communications, electronics, optics and semiconductor industries and the broad and rapidly developing patent coverage, the patent position of any manufacturer, including the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, is licensed under other patents and is currently prosecuting additional patent applications, there can be no assurance that patents will issue from any pending applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial cost to the Company. See "Factors Affecting Earnings and Stock Price -- Dependence on Proprietary Technology."

     Due to collaborative efforts with others, some of the Company's pending patent applications are filed under undivided joint ownership. Approximately 15 of the Company's issued inventions were developed under Federal government funding and contain a provision for a non-exclusive, royalty-free license for Federal government use.

     The Company participates in a number of research or product development consortia in which the Company has agreed to grant other partners or consortia members, along with the Federal government, a non-exclusive license to technologies developed with consortia funding. Some of these cross-license grants are royalty-free while others provide for market rate license fees. In certain situations, these consortia require the Company to invest its own research and development funds to match Federal government funds. The inventions of the Company and other consortia or team members made with matching research and development funds are also often subject to such cross-license grant provisions. Joint inventions made in such collaborations are normally jointly owned.

     The Company has registered the letters SDL and its logo with the U.S. Patent and Trademark Office as trademarks.

     As part of its formation, the Company entered into the Technology Agreement with Spectra-Physics and Xerox pursuant to which, among other things, SDL granted to Spectra-Physics and Xerox an irrevocable, royalty-free, worldwide, non-exclusive license to patented and non-patented technology developed by SDL. Spectra-Physics and Opto Power have filed suit against SDL seeking, among other things, to enforce claims to SDL patented and non-patented technology developed through at least June 1993. If the Company does not prevail in such litigation, the Company could face significant monetary damages and could be required to transfer and license SDL trade secrets and technology to Spectra-Physics and its subsidiaries, including Opto Power, which is currently manufacturing optoelectronic devices and systems that currently compete with a number of the Company's products. See "Factors Affecting Earnings and Stock Price -- Technology Agreement" and "Legal Proceedings."

     In March 1995, Xerox formally requested transfer of SDL technology under the Technology Agreement, but advised the Company that, in connection with such transfer, Xerox currently intends to use the SDL technology for Xerox' internal research and development, laser printing, image projection and other activities in the document processing field. Xerox further indicated to the Company that Xerox did not currently intend to become a supplier of products that would be competitive with the Company's current product offerings. SDL agreed to a limited technology transfer for those purposes. Xerox subsequently asserted a breach of contract claim against the Company in December 1995 claiming unspecified damages and seeking specific performance of the Technology Agreement. No assurance can be given, however, that Xerox and such subsidiaries or affiliates as specified in the Technology Agreement will not in the future offer products competitive with the Company's products, which products could include or be based on SDL Technology.

FACTORS AFFECTING EARNINGS AND STOCK PRICE.

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include: discussion of the Company's OEIC market leadership and the descriptions of the future use of OEICs and light as a replacement for existing technologies under the headings "Introduction" and "Industry Background;" statements regarding expected revenues from material customers under the heading "Customers", statements regarding future products or product development under the headings "Business -- Products" and "Business -- Technology;" statements regarding the success and amount of historical and future research and development spending and the Company's product development strategy under the heading "Research and Development;" statements regarding reliability, yield and the future flexibility of the Company's manufacturing processes and continuing remodeling of its manufacturing facilities under the heading "Manufacturing;" statements regarding the adequacy of cash resources in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements regarding litigation currently pending against the Company and the Company's defenses thereto under the headings "Business -- Competition," "Business -- Intellectual Property" and "Legal Proceedings." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

     Manufacturing Risks. The manufacture of semiconductor OEIC and laser components, products and systems such as those sold by the Company is a highly complex and precise process, requiring production in a highly controlled and clean environment. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by the Company or its suppliers has in the past and could in the future adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its operating results and customer relationships would be adversely affected.

     The Company relies exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. In order to alleviate, at least in part, this situation, the Company is in the process of remodeling its front-end wafer fabrication facility. This might cause downtime on existing equipment. Also, there can be no assurance that the new facility and equipment will not experience start-up and yield problems. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, the loss of whom could affect the Company's ability to effectively operate and service such equipment.

     The Company experienced lower than expected production yields on some of its products, including certain key product lines during the second half of 1996. Certain of these lower yields have continued into the first quarter of 1997. While the Company has aggressively addressed these problems, solutions on certain product lines have proven to be more difficult to identify and implement than anticipated. This reduction in yields adversely affected gross margins, delayed component, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

     Technology Agreement. As a part of its formation, the Company entered into a technology agreement with Xerox Corporation (Xerox) and Spectra-Physics, Inc. (Spectra-Physics) pursuant to which, among other things, SDL granted to Spectra-Physics and Xerox an irrevocable, royalty-free, worldwide, non-exclusive license to certain patented and non- patented technology developed by SDL. On March 20, 1995, Spectra-Physics initiated a lawsuit against the Company in Santa Clara County, California Superior Court, alleging that the Company was refusing to comply with its obligations under the Technology Agreement. Spectra-Physics claims that the Technology Agreement requires the Company to transfer and license to Spectra-Physics all patented and non-patented technology developed by the Company during a time period extending from the founding of the Company in 1983 until at least June 1993. Spectra-Physics asserts claims against the Company for breach of contract, promissory estoppel and fraud.

     On June 27, 1995, Spectra-Physics filed a first amended complaint, adding Opto Power Corporation (Opto Power), an affiliate of Spectra-Physics and a competitor of the Company, as a plaintiff. Opto Power's claims are based in part on its assertion that it is entitled to access to the Company's technology as a third party beneficiary of the Technology Agreement, because the Agreement is alleged to give Spectra-Physics the right to sublicense its subsidiaries. Spectra- Physics and Opto Power seek remedies of unspecified actual damages, specific performance and a declaratory judgment regarding the parties' rights and duties under the Technology Agreement.

     The Company answered the First Amended Complaint denying the plaintiffs' claims and filed a cross-complaint seeking declaratory relief regarding its obligations under the Technology Agreement against Spectra-Physics and Opto Power.

     Discovery is being completed. Trial of the matter is presently scheduled for April 21, 1997. The Company believes that it has meritorious defenses to the claims of Spectra-Physics' and Opto Power. There can be no assurance, however, that the Company will achieve a successful result in this litigation. The litigation has involved and is expected to continue to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel, and the outcome could have a material adverse effect on the Company's business and results of operations. If the Company does not prevail in such litigation, the Company could face significant monetary damages and could be required to license and to transfer SDL trade secrets and technology to Spectra-Physics and possibly to Opto Power, which is currently manufacturing optoelectronic devices that compete with a number of the Company's products. Such a result could significantly impair the Company's competitive advantage in certain technology areas and with respect to a number of products and could have a material adverse effect on the Company's business and results of operations. See "Legal Proceedings."

     Dependence on Emerging Applications. The Company's current products serve many applications in the communications, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. A substantial portion of the Company's products addresses markets that are not now and may never become substantial commercial markets. The Company has experienced, and is expected to experience, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. Currently, several of the Company's customers are testing a new pump module for potential volume applications. However, other customers have delayed orders for SDL's standard pump module product because of their desire to switch to the new product. No assurances can be given that the Company or its customers will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's or customer's products, that the Company's products will be accepted in end-user markets, that the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products.

     Dependence Upon Government Programs and Contracts. In 1996, 1995 and 1994, the Company derived approximately 43 percent, 45 percent and 36 percent, respectively, of its revenue directly and indirectly from a variety of Federal government sources. Direct sources included Federal agencies such as NASA, Defense Advanced Research Projects Agency (DARPA), Air Force, Navy, Army, Department of Defense (DoD), Department of Commerce (DoC), National Institute of Standards and Technology (NIST), National Science Foundation (NSF) and Department of Energy (DoE). Indirect funding includes standard and custom product sales to, and subcontracts under, customers' prime contracts and subcontracts with various Federal agencies. The Company received approximately 21 percent and 19 percent of its revenue for 1996 and 1995, respectively, from Lockheed Martin through several government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during 1995 and 1996 was, and during 1997 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1996, 1995 and 1994 was funded by Federal programs. There can be no assurance that the Federal government will have the available resources to fund such programs, that such programs will continue to be funded even if government agencies have available financial resources, or that the Company will continue to be awarded contracts under such programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred which have resulted, and could result in the future, in price adjustments. The government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. A change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under the eligibility requirements for the U.S. government's Small Business Innovative Research (SBIR) programs and will no longer be able to compete for research contract awards within this government program. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 6 percent and 5 percent of revenue in 1996 and 1995, respectively.

     Need to Manage Growth. The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet the demand of its existing customer base and of new customers. The recent growth in the Company's revenue and expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and results of operations.

     The future success of the Company is dependent, in part, on its ability to attract, assimilate and retain additional, including certain key, personnel. The Company will continue to need a substantial number of additional personnel, including those with specialized skills, to commercialize its products and expand all areas of its business in order to continue to grow. The Company intends to hire a significant number of additional personnel in 1997 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified personnel.

     Risk of Patent Infringement Claims. The semiconductor optoelectronics, communications, information and laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. In addition, there can be no assurance that additional infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company, or that existing claims or any other assertions will not result in an injunction against the sale of infringing products or otherwise materially adversely affect the Company's business and results of operations.

     In 1985, the Company first received correspondence from Rockwell International Corporation (Rockwell) alleging that a fabrication process used by the Company infringes Rockwell's patent rights. Those allegations have led to two lawsuits, which are currently pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including SDL, Rockwell International Corporation v. The United States of America, No. 93-542C (U.S. Ct. Fed. Cl.) (the Government Lawsuit). The Company was not originally named as a party to the Government Lawsuit. However, the Federal government has asserted that, if it is held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with the Company, then the Company will be liable to indemnify the Federal government for a portion of its liability on certain contracts. In June 1995, after Rockwell filed a second lawsuit (the California Lawsuit described below), the Company filed a motion to intervene in the Government Lawsuit. That motion was granted on August 17, 1995. Upon intervening, the Company filed an answer to Rockwell's complaint, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. After extensive discovery, both the Government and the Company moved for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in favor of the Government and the Company. Rockwell has 60 days from the date judgment was entered to decide whether it will appeal the Court's decision.

     As noted above, the Company's decision to intervene in the Government Lawsuit was made after Rockwell, in May 1995, filed suit against the Company in the Northern District of California, alleging that the Company had infringed the Rockwell patent in connection with the Company's manufacture and sale of products to customers other than the United States. Again, the complaint alleges that a fabrication process used by the Company infringes the Rockwell patent. (Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (U.S. Dist. Ct., N.D. Cal.). By its complaint, Rockwell seeks a permanent injunction against the Company enjoining it from infringement of the Rockwell patent, damages in an unspecified amount for the Company's alleged past infringement of the patent, treble damages and attorneys' fees. The complaint was served on the Company on June 30, 1995, and the Company filed an answer to the complaint on August 18, 1995, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. Prior to filing its answer, on August 11, 1995, the Company filed a motion to stay this action based upon the pendency of the Government Lawsuit. The District Court granted the Company's motion to stay on September 15, 1995. There have been no further proceedings in this action. The Company believes that it has meritorious defenses to Rockwell's allegations, including, among others, that the Company's process does not infringe Rockwell's patent upon which its claim is based and that such patent is invalid, as was found by The Court of Federal Claims in the Government Lawsuit. However, the resolution of intellectual property disputes is often fact intensive and, therefore, the results are inherently uncertain. There can be no assurance that Rockwell will not ultimately prevail in this dispute, including no assurance that the favorable decision by the Court of Federal Claims will not be reversed on appeal. If Rockwell were to prevail, it could be awarded substantial monetary damages and/or an injunction against the sale of infringing products by the Company. If such an injunction were entered, the Company may seek to obtain a license to use Rockwell's patent. There can be no assurance, however, that a license would be available on reasonable terms or at all. The award of monetary damages against the Company, or the grant of an injunction and failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on the Company's business and results of operations. Rockwell is significantly larger than the Company and has significantly greater resources with which to pursue such litigation. If the favorable decision of the Court of Federal Claims were reversed on appeal, then litigation of Rockwell's claim against the Company would be expected to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel and could have a material adverse effect on the Company's business and results of operations.

     Competition. The Company's various markets are highly competitive. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) suppliers of potential new technologies and (iv) suppliers of existing alternative technologies. The Company offers a range of components, products and systems and has numerous competitors worldwide in various segments of its markets. As the markets for the Company's products grow, new competitors have recently emerged and are likely to continue to do so in the future. The Company also sells products and services to companies with which it presently competes or in the future may compete. In most of the Company's product lines, both the Company and competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. Many of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SDL. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors have not already or will not in the future develop or acquire products or technologies comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could have a material adverse effect on the Company's results of operations through price reductions and loss of market share. See "Technology Agreement" and "Business -- Competition."

     Dependence on Proprietary Technology. The Company's future success and competitive position is dependent in part upon its proprietary technology, and the Company relies in part on patent, trade secret, trademark and copyright law to protect its intellectual property. There can be no assurance that any of the 55 patents owned or approximately 100 patents licensed by the Company will not be invalidated, circumvented, challenged or licensed to others, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's approximately 50 pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company, or patent or assert patents on technology which the Company might use or intend to use. In addition, effective copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Certain of the Company's technology is licensed on a non-exclusive basis from Xerox and other third parties which may license such technology to others, including competitors of the Company. Under the Technology Agreement, Xerox and Spectra-Physics, and their subsidiaries or, in the case of Xerox, an affiliate, may have royalty-free, worldwide license rights to all or some of the Company's technology. There can be no assurance that steps taken by the Company to protect its technology will prevent misappropriation of such technology. In addition, litigation has been necessary and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation has resulted in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations. Moreover, the Company may be required to participate in interference proceedings to determine the propriety of inventions which could result in substantial cost to the Company. See " -- Technology Agreement" and "Business -- Intellectual Property."

     Dependence on Single Source and Other Third Party Suppliers. The Company depends on a single or limited number of outside contractors and suppliers for raw materials, packages and standard components, and to assemble printed circuit boards. The Company generally purchases these single or limited source products through standard purchase orders or one year supply agreements and has no long-term guaranteed supply agreements with such suppliers. The Company seeks to maintain a sufficient safety stock to overcome short-term shipping delays or supply interruptions by its suppliers. The Company also endeavors to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally been able to obtain sufficient supplies in a timely manner. However, the Company's business and results of operations have in the past been and could in the future be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable parts, receipt of defective parts or contaminated materials, an increase in the price of such supplies or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures. For example, the Company is currently negotiating with several suppliers to accelerate the delivery schedule for parts from the estimated delivery schedules given by such suppliers and with one other supplier, who had been a sole source of a particular part, to continue supplying such part. If these suppliers are not able to accelerate delivery as requested by the Company, the Company's operating cost may be increased or a portion of the Company's manufacturing line might be shut down for a period of time, delaying delivery of the Company's products to its customers and consequently creating customer dissatisfaction. Any significant interruption in delivery of such parts could have a material adverse effect on the Company's business and results of operations.

     Customer Order Fluctuations. The Company's product revenue is subject to fluctuations in customer ordering practices. Occasionally, some of the Company's customers have ordered more products than they need in a given period, thereby building up inventory and delaying placement of subsequent orders until such inventory has been reduced. Also, customers have occasionally placed large orders which they have subsequently canceled. Such cancellations can have adverse effects on the Company's business and results of operations because the Company may have incurred inventory or other expenses in preparing to fill such orders prior to their cancellation. Virtually all of the Company's backlog is subject to cancellation. Cancellation of significant portions of the Company's backlog, or delays in scheduled delivery dates, could have a material adverse effect on the Company's business and results of operations.

     International Distribution Risks. International revenue accounted for approximately 15 percent, 23 percent and 25 percent, of the Company's total revenue in 1996, 1995 and 1994, respectively. International revenue carries a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, changes in regulatory environments, tariffs and other potential trade barriers. In addition, certain of the Company's international revenue is subject to export licensing and approvals by the DoC or other U.S. governmental agencies. Although to date the Company has experienced little difficulty in obtaining such licenses or approvals, the failure to obtain such licenses or approvals or comply with such regulations in the future could have a material adverse effect on the Company's business and results of operations.

     The Company currently uses local distributors in key industrialized countries and local representatives in smaller markets. Although the Company has formal distribution contracts with certain of its distributors and representatives, many of the Company's relationships are currently on an informal basis. Most of the Company's international distributors and representatives offer only the Company's products; however, certain distributors offer competing products and there can be no assurance that additional distributors and representatives will not also offer products that are competitive with the Company's products. There can be no assurance that the Company's international distributors and representatives will enter into formal distribution agreements at all or on acceptable terms, will not terminate informal or contractual relationships, will continue to sell the Company's products or that the Company will provide the distributors and resellers with adequate levels of support. The loss of, or a significant reduction in revenue through, a significant number of the Company's international distributors and representatives would have a material adverse effect on the Company's business and results of operations.

     Dependence on Key Employees. The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. While many of the Company's current employees have many years of service with the Company, there can be no assurance that the Company will be able to retain its existing personnel. If the Company is unable to retain and hire additional personnel, the Company's business and results of operations could be materially and adversely affected. See " -- Need to Manage Growth."

     Risks of Acquisitions. The Company's strategy involves the acquisition and integration of additional companies' products, technologies and personnel. The Company has limited experience in acquiring outside businesses. Acquisition of businesses requires substantial time and attention of management personnel. Further, integration of newly established or acquired businesses is often disruptive. If the Company acquires one or more businesses in the future, there can be no assurance that the Company will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such businesses into its business. Failure to do so could materially adversely affect the Company's business, financial condition and results of operations.

     Potential Volatility of Stock Price. Factors such as announcements of technological innovations, large customer orders, order cancellations or new products by the Company, its competitors or third parties, possible acquisition of SDL by a third party, production problems as well as quarterly variations in the Company's actual or anticipated results of operations and developments in litigation involving the Company, may cause the market price of the Company's Common Stock to fluctuate significantly. Furthermore, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Many companies in the semiconductor, communications, information and laser industries, including the Company, have in the past year experienced historical highs in the market prices of their stock. The prices for several of these companies have subsequently decreased significantly. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

EMPLOYEES

     As of December 31, 1996, the Company employed 510 persons, including 329 in manufacturing, 128 in engineering, research and development, 19 in sales and marketing, and 34 in general and administrative capacity. The Company also employs, from time to time, a number of temporary employees and consultants on a contract basis. As of December 31, 1996, the Company employed 22 such persons. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

     The Company leases two adjacent buildings comprising approximately 64,000 square feet of office and manufacturing space in San Jose, California. These facilities serve as the Company's headquarters and include manufacturing, marketing, research, engineering and administrative functions. The present leases expire in November 2001. The Company has renewal options to extend these leases through November 2016.

     In January 1995, the Company leased an additional 50,000 square feet of manufacturing and office space in Santa Clara, California, approximately three miles from its headquarters. This lease expires in March 2002. The Company has renewal options to extend this lease through 2017 and has exercised an option for an adjacent additional 50,000 square feet which it expects to occupy in late 1997.

     In April 1996, the Company leased an additional 10,000 square feet of office space in Santa Clara, California. This lease expires in April 1999.

     SDL Optics leases 21,000 square feet of manufacturing and office space, and adjacent parking space, in Saanichton, British Columbia, Canada. These facilities serve as SDL Optics' headquarters and include manufacturing, marketing, research, engineering and administrative functions. The present leases expire in August 1998. SDL Optics has two one-year renewal options under each lease and an option to purchase the manufacturing and office space during the initial or renewal term of the lease for that facility.


ITEM 3.  LEGAL PROCEEDINGS

     Rockwell litigation. In 1985, the Company first received correspondence from Rockwell alleging that a fabrication process used by the Company infringes Rockwell's patent rights. Those allegations have led to two lawsuits, which are currently pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including the Company, Rockwell International Corporation v. The United States of America, No. 93-542C (U.S. Ct. Fed. Cl.) (the Government Lawsuit). The Company was not originally named as a party to the Government Lawsuit. However, the Federal government has asserted that, if it is held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with the Company, then the Company will be liable to indemnify the Federal government for a portion of its liability on certain contracts. In June 1995, after Rockwell filed a second lawsuit (the California Lawsuit described below), the Company filed a motion to intervene in the Government Lawsuit. That motion was granted on August 17, 1995. Upon intervening in the Government Lawsuit, the Company filed an answer to Rockwell's complaint, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. After extensive discovery, both the Government and the Company moved for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in favor of the Government and the Company. Rockwell has 60 days from the date judgment was entered to decide whether it will appeal the Court's decision.

     As noted above, the Company's decision to intervene in the Government Lawsuit was made after Rockwell filed suit against the Company in the Northern District of California in May 1995, alleging that the Company had infringed the Rockwell patent in connection with the Company's manufacture and sale of products to customers other than the United States. Again, the complaint alleges that a fabrication process used by the Company infringes the Rockwell patent. (Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (U.S. Dist. Ct., N.D. Cal.)). By its complaint, Rockwell seeks a permanent injunction against the Company enjoining it from infringement of the Rockwell patent, damages in an unspecified amount for the Company's alleged past infringement of the patent, treble damages and attorneys' fees. The complaint was served on the Company on June 30, 1995, and the Company filed an answer to the complaint on August 18, 1995, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. On August 11, 1995, prior to filing its answer, the Company filed a motion to stay this action based upon the pendency of the Government Lawsuit. The District Court granted the Company's motion to stay on September 15, 1995. There have been no further proceedings in this action.

     See "Factors Affecting Earnings and Stock Price--Risk of Patent Infringement Claims."

     The Company believes that it has meritorious defenses to Rockwell's allegations, including, among others, that the Company's process does not infringe Rockwell's patent upon which its claim is based and that such patent is invalid, as was found by The Court of Federal Claims in the Government Lawsuit. However, the resolution of intellectual property disputes is often fact intensive and, therefore, the results are inherently uncertain. There can be no assurance that Rockwell will not ultimately prevail in this dispute, including no assurance that the favorable decision by the Court of Federal Claims will not be reversed on appeal. If Rockwell were to prevail, it could be awarded substantial monetary damages and/or an injunction against the sale of infringing products by the Company. If such an injunction were entered, the Company may seek to obtain a license to use Rockwell's patent. There can be no assurance, however, that a license would be available on reasonable terms or at all. The award of monetary damages against the Company, or the grant of an injunction and failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on the Company's business and results of operations. If the favorable decision of the Court of Federal Claims were reversed on appeal, then litigation of Rockwell's claim against the Company would be expected to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel and could have a material adverse effect on the Company's business and results of operations.

     The Spectra-Physics litigation. On March 20, 1995, Spectra-Physics initiated a lawsuit against the Company in the Santa Clara County, California Superior Court, Case No. CV 748185, alleging that the Company was refusing to comply with its obligations under an agreement entered into by the Company, Spectra-Physics and Xerox as part of the formation of the Company in 1983 (the Technology Agreement). Spectra-Physics claims that the Technology Agreement requires the Company to transfer and license to Spectra all patented and non-patented technology developed by the Company during a time period extending from the founding of the Company in 1983 until at least June 1993. In its original complaint, Spectra-Physics asserted causes of action against the Company for declaratory relief, breach of contract, specific performance, promissory estoppel and fraud.

     On June 27, 1995, Spectra-Physics filed a first amended complaint, adding Opto Power Corporation ("Opto Power"), an affiliate of Spectra-Physics and a competitor of the Company, as a plaintiff. Opto Power's claims were based on its assertion that it is entitled to access to the Company's technology as a third party beneficiary of the Technology Agreement, because the Agreement is alleged to give Spectra-Physics the right to sublicense its subsidiaries. Opto Power's claims against the Company were for breach of contract, specific performance and declaratory relief. In addition to a declaratory judgment and specific performance, Spectra-Physics and Opto Power sought unspecified damages and punitive damages.

     The Company answered the first amended complaint denying the plaintiffs' claims and filed a cross-complaint against Spectra-Physics and Opto Power for declaratory relief and breach of the Technology Agreement. Finally, the Company and Xerox both filed cross-complaints seeking declaratory judgment regarding interpretation of the Technology Agreement with respect to the treatment of Xerox technical information, and Xerox has asserted a breach of contract claim against the Company for the Company's alleged failure to transfer SDL-developed technology to Xerox pursuant to the Technology Agreement. The Company has answered denying Xerox's breach of contract claim.

     The Company, Spectra-Physics and Xerox each moved for summary adjudication on their declaratory relief claims regarding interpretation of the Technology Agreement. On December 19, 1996, the Court orally denied the Company's motion that, (i) as a result of breaches by Spectra-Physics, the Technology Agreement was no longer in effect and (ii) in any event, the Technology Agreement, on its face, provided Spectra only with a license to use SDL technology and no right to compel a transfer of SDL technology to plaintiffs. At the same hearing, the Court also orally denied Spectra's motion that, as a matter of law, the Technology Agreement obligated the Company to transfer to Spectra-Physics and Opto Power both SDL-developed technology and Xerox technology. The Court, however, orally granted Xerox's motion that Spectra-Physics and Opto Power are not entitled to receive any Xerox technology, including that Xerox technology used by the Company in manufacturing its products. In rulings on motions heard on February 7, 1997, the Court orally indicated that it will grant motions dismissing the Company's claims for damages against Spectra-Physics and Opto Power and the Company's affirmative defenses. The Court also orally indicated that it would dismiss Spectra-Physics' claims against the Company for promissory estoppel and fraud and its claims for punitive damages. No written orders reflecting the December 19 or the February 7 rulings have yet been entered. Spectra-Physics and Opto Power have indicated that they will make another motion that, as a matter of law, the Technology Agreement requires the Company to transfer SDL- developed technology to Spectra-Physics and Opto Power. That motion is scheduled for hearing on March 24, 1997.

     Discovery is close to completion. Trial of the matter is presently scheduled for April 21, 1997. The Company believes that it has meritorious defenses to Spectra-Physics's and Opto Power's claims. There can be no assurance, however, that the Company will achieve a successful result in this litigation. The litigation has involved and is expected to continue to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel, and the outcome could have a material adverse effect on the Company's business and results of operations. If the Company does not prevail in such litigation, the Company could face monetary damages and could be required to license and to transfer SDL trade secrets and technology to Spectra-Physics and possibly to Opto Power, which is currently manufacturing optoelectronic devices that compete with a number of the Company's products. Such a result could significantly impair the Company's competitive advantage in certain technology areas and with respect to a number of products and would have a material adverse effect on the Company's business and results of operations.

     See "Factors Affecting Earnings and Stock Price--Technology Agreement."

     In addition, the Company is involved in various legal proceedings arising in the ordinary course of its business.


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET PRICE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market System under the symbol SDLI. The high and low sales prices are as reported by the Nasdaq National Market System.

PRICE RANGE OF COMMON STOCK


                                 High                Low
                                 ----                ---
Q1 1996                         $22.67              $15.00
Q2 1996                         $32.00              $19.50
Q3 1996                         $29.00              $17.63
Q4 1996                         $26.50              $16.25

Q1 1995 (from March
  16, 1995)                     $19.50              $16.33
Q2 1995                         $20.00              $16.00
Q3 1995                         $23.00              $17.67
Q4 1995                         $18.17              $13.50



     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends to its stockholders in the near future. The Company presently intends to retain its earnings to finance further growth of its business.

     As of December 31, 1996, the Company had approximately 3,400 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                       YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------
                                     1996      1995 (2)        1994          1993        1992 (3)
                                     ----      --------        ----          ----        --------
                                               (In thousands, except per share data)

Revenue.........................  $ 82,475     $ 53,894      $ 33,024     $ 27,702     $ 27,982
Cost of revenue.................    54,956       33,390        19,991       16,879       18,540
                                  --------     --------      --------     --------     --------
Gross margin....................    27,519       20,504        13,033       10,823        9,442
Research and development........     6,681        3,994         2,781        3,047        2,130
Selling, general, and
   administrative...............    12,166        7,649         4,574        3,583        4,734
In-process research and
   development..................      --         10,010          --           --           --
                                  --------     --------      --------     --------     --------
Operating income (loss).........     8,672       (1,149)        5,678        4,193        2,578
                                  --------     --------      --------     --------     --------
Net income (loss)...............  $  7,121     $ (2,819)     $  2,195     $  1,150     $    489
                                  ========     ========      ========     ========     ========

Net income (loss) per share.....  $   0.54     $  (0.31)     $   0.29     $   0.15     $   0.08
Shares used in per share
   calculation (1)..............    13,199        9,228         7,548        7,509        5,992
Cash dividend on common stock...      --           --            --           --           --


                                                             AS OF DECEMBER 31,
                                     ------------------------------------------------------------
                                     1996      1995 (2)        1994          1993        1992 (3)
                                     ----      --------        ----          ----        --------
                                                                (In thousands)

Balance sheet data:
   Working capital................  $ 63,243     $ 22,649     $  5,556      $  6,425      $  6,540
   Total assets...................  $113,842     $ 56,643     $ 23,799      $ 19,612      $ 19,216
   Long-term debt (less current
     portion).....................  $   --       $   --       $ 22,519      $ 24,821      $ 26,266
   Convertible redeemable
     preferred stock..............  $   --       $   --       $ 10,545      $ 10,470      $ 10,071
   Stockholders' equity (net
     capital deficiency)..........  $ 99,227     $ 40,500     $(18,269)     $(20,464)     $(21,608)



----------------------

(1) See Note 1 of Notes to Financial Statements for a description of the method used to determine the number of shares used in computing net income (loss) per share.

(2) The results of operations for the year ended December 31, 1995 include a one-time write-off of in-process research and development of approximately $10 million in connection with the acquisition of Seastar Optics.

(3) The Statement of Operations data for the year ended December 31, 1992 has been derived from the unaudited financial statements of the Company and include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SDL designs, manufactures and markets semiconductor optoelectronic integrated circuits (OEICs), semiconductor lasers, fiber optic related products and optoelectronic systems. The Company's revenue consists of product and research revenue. The Company's product revenue is primarily derived from the sale of standard and customized products to a variety of customers, in volumes ranging from single products sold to numerous organizations to high unit volumes sold to certain original equipment manufacturer (OEM) customers. As a result, product gross margins tend to fluctuate based on the mix of products sold in any reported period. From the original products introduced in 1984, the Company has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. OEM customers often fund the design or customization as well as the manufacturing and testing of their volume products. The primary applications for the Company's products include telecommunications, CATV, satellite communications, LAN, printing, medical, data storage, sensor, defense, materials processing and instrument markets.

     The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes approximately 60 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 55 U.S. patents and has approximately 50 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

     On November 30, 1995, the Company and its subsidiary, SDL Optics, acquired the net assets of Seastar Optics, Inc., which was accounted for under the purchase method of accounting. SDL Optic's operating results are included in the accompanying consolidated financial statements from that date.

     Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be forward-looking statements regarding the Company's business, operations and prospects. The Company's actual results could differ materially from those in such forward-looking statements. See "Factors Affecting Earnings and Stock Price."

     The following table sets forth certain operating results expressed as a percentage of total revenue for the periods indicated.


YEAR ENDED DECEMBER 31,                               1996     1995      1994
-----------------------                               ----     ----      ----
Revenue:
  Product revenue.............................        84.6%    84.0%     83.6%
  Research revenue............................        15.4     16.0      16.4
                                                      -----    -----    -----
     Total revenue............................        100.0%   100.0%   100.0%
Cost of revenue:
  Cost of product revenue (1).................        65.0     59.3      57.2
  Cost of research revenue (1)................        75.5     75.7      77.4
                                                      ----     ----      ----
     Total cost of revenue....................        66.6     62.0      60.5
                                                      ----     ----     -----
     Gross margin.............................        33.4     38.0      39.5
Operating Expenses:
  Research and development....................         8.1      7.4       8.4
  Selling, general, and administrative........        14.8     14.2      13.9
  In-process research and development.........         -       18.5       -
                                                      ----     ----     -----
     Total operating expenses.................        22.9     40.1      22.3
                                                      ----     ----     -----
     Operating income (loss)..................        10.5     (2.1)     17.2
Interest (income) expense, net................        (1.8)    (0.2)      6.3
                                                      ----     ----     -----
Income (loss) before income taxes.............        12.3     (1.9)     10.9
Provision for income taxes....................         3.7      3.3       4.3
                                                      ----     ----     -----
Net income (loss).............................        8.6%     (5.2)%     6.6%
                                                     ====      ====     =====


----------------------

(1) Cost of product revenue and cost of research revenue are stated as a percentage of product revenue and research revenue, respectively.

RESULTS OF OPERATIONS

     Revenue. The Company's total revenue increased 53 percent during 1996 to $82.5 million and 63 percent during 1995 to $53.9 million. This increase in revenue over the two year period has been driven by continuing demand for SDL's semiconductor laser and optoelectronic solutions in fiber-based telecommuncation, satellite communication, printing, medical and industrial markets, growth in research program revenue and, during 1996, communication product sales from SDL Optics. Information based products represented approximately 70 percent, 70 percent and 60 percent of the Company's total revenue for 1996, 1995 and 1994, respectively. The balance represented products for the light replacement markets. New product introductions, improvements within existing products and expansions of the markets in which SDL participates were the primary reasons for the growth in product revenue. Product revenue has continued to grow at a faster rate than research revenue, 54 percent vs. 47 percent during 1996 and 64 percent vs. 59 percent during 1995. Product revenue represented 85 percent of total revenue in 1996 compared to 84 percent in 1995 and 1994. There can be no assurances that the application markets for SDL's products will grow in future periods at historical percentages, further, there can be no assurances that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

     International revenue represents 15 percent, 23 percent and 25 percent of total revenue for 1996, 1995 and 1994, respectively. SDL's acquisition of the SDL Optics business, a former international customer of SDL, and the large percentage of SDL Optics revenue occurring within the U.S. communications market, primarily attributed to the decreased year-over-year percentages for international revenue.

     Approximately 21 percent and 19 percent of 1996 and 1995 revenue was received from Lockheed-Martin through numerous government and commercial programs. Several new programs initiated during 1996 contributed to the slight percentage increase in 1996 revenue from this customer. Most of the revenue from Lockheed-Martin during this two-year period was, and during 1997 is expected to be, derived from Federally-funded programs, which are subject to renewal every one or two years and to termination for convenience by the government agency. It is expected that revenue received under these current Lockheed-Martin programs will decrease as a percentage of the Company's total 1997 revenue. The loss of the Company's contracts with Lockheed-Martin could have an adverse effect on the Company's results of operations.

     During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the government's Small Business Innovative Research (SBIR) programs and will no longer be able to compete for research contract awards within this government program. Previously awarded SBIR contracts can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 6 percent and 5 percent of total revenue in 1996 and 1995, respectively.

     The Company derived 43 percent, 45 percent and 36 percent of its 1996, 1995 and 1994 revenue, directly or indirectly from a variety of Federal government sources. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1996, 1995 and 1994 was funded by Federal programs. There can be no assurances that such programs will continue to be funded even if government agencies have available financial resources or that the Company will continue to be awarded contracts under such programs.

     Gross margin. Gross margin as a percentage of total revenue was 33 percent in 1996, as compared to 38 percent and 40 percent for 1995 and 1994, respectively. The significant decline in gross margin during 1996, compared to 1995 and 1994, resulted primarily from volume discounts on certain products and production yield issues on several of the Company's product lines during the third quarter of 1996. The gross margin for product revenue decreased during the September 1996 quarter, in part due to: (i) fixed manufacturing costs allocated over a smaller manufactured product base, (ii) significantly higher variable manufacturing costs for product lines with low production yields and (iii) higher levels of manufacturing engineering costs incurred as engineering resources were required to research and address SDL's production yield problems. While improved production yields were realized during the Company's December 1996 quarter, the Company's quarterly gross margin was impacted, to a lesser extent, with higher incremental manufacturing engineering costs, as compared to prior quarterly periods. The Company is actively addressing its yield issues, and to relieve capacity constraints, additional manufacturing equipment is being installed and clean room renovation is in process. The additional capacity is expected to become available during the first quarter of 1997 pending the results of product qualification tests. See "Factors Affecting Earnings and Stock Price - Manufacturing Risks".

     Gross margin as a percentage of total revenue was 38 percent in 1995 compared to 40 percent in 1994. Lower product gross margins offset the slight increase in research gross margins in 1995 compared to the prior year period. 1995 gross margins declined primarily due to a higher percentage of cost reimbursable revenue, which includes a product customization program for Lockheed-Martin.

     The Company's gross margin can be affected by a number of factors, including product mix, pricing pressures and product yield. Generally, the cost of newer products has tended to be higher as a percentage of product revenue than that of more mature, higher volume products. In addition, the cost of research revenue is significantly higher as a percentage of revenue, as research revenue is typically based on costs incurred rather than market pricing. As a result of these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margins at historical levels in future periods.

     Research and development. The Company's future results depend, to a considerable extent, on its ability to maintain a competitive advantage in the products it provides. For this reason SDL believes it is critical to continue to make investments in research and development to ensure the flow of innovative, productive, high-quality products. Research and development expense grew 67 percent during 1996 and 44 percent during 1995 to $6.7 million and $4.0 million, respectively. Research and development as a percentage of total revenue was 8 percent, 7 percent and 8 percent for 1996, 1995 and 1994, respectively. During 1996, the Company increased research and development investments within the areas of new product and systems development, product cost reduction and, yield, reliability and manufacturing process improvement programs. It is expected that the Company will continue to invest increasing amounts in research and development during 1997 as a number of new products are scheduled for introduction during the first half of the year, together with specific programs designed to improve product and process yield issues within manufacturing. The level of total research and development may vary based on future levels of customer funded research and development.

     Selling, general and administrative. Selling, general and administrative expense (SG&A) increased to $12.2 million in 1996, from $7.6 million in 1995 and $4.6 million in 1994. These year-over-year increases were primarily a result of the continuing expansion of the Company's business, headcount increases and ongoing litigation costs incurred during 1996 and 1995 and amortization expense resulting from the acquisition of SDL Optics beginning in December 1995. SG&A has remained constant at approximately 14 percent of total revenue for all three years reported, despite increasing levels of litigation expense incurred during 1996 and 1995. The Company expects that SG&A will continue to increase to support the Company's current and expected future volumes of business. However, there can be no assurances that current SG&A as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue. It is expected that litigation expense will remain at approximately the level recorded during the three months ended December 1996 for the first half of 1997.

     In-process research and development. The acquisition of Seastar resulted in a one-time write-off of purchased in- process research and development during the fourth quarter of 1995.

     Interest (income) expense, net. The Company recorded net interest income during 1996 and 1995 compared to net interest expense during 1994 due primarily to the repayment of the outstanding subordinated and bank debt balances, effective with the Company's March 1995 initial public stock offering. Net interest income for 1996 increased over that of 1995 due to the investment of cash received from the Company's June 1996 follow-on public stock offering in interest income generating investments.

     Provision for income taxes. Excluding the impact of the one-time in-process research and development write-off in 1995, the effective tax rates for 1996, 1995 and 1994 were 30 percent, 37 percent and 39 percent, respectively. The tax rate for 1996 is less than 1995 due to incremental benefits of state tax credits and tax-exempt interest income, as well as a reduction in the valuation allowance. Excluding the impact of the one-time write-off, the Company's effective tax rate for 1995 was lower than 1994 due to increased benefits of state tax credits and tax-exempt interest income, offset by reduced benefits from the Company's foreign sales corporation.

     A valuation allowance has been established to offset a portion of the deferred tax asset attributable to the 1995 in- process R&D charge. Due to the period over which this tax benefit will be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets, and accordingly, a valuation allowance is required.

     The realization of the Company's net deferred tax assets, which relate primarily to temporary differences, is dependent on generating sufficient taxable income during the periods in which the temporary differences are expected to reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the reversal period are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for a valuation allowance.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly financial data for the four quarters of each of 1995 and 1996. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the Financial Statements and the Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period or for the entire year.


                                                                      QUARTERS ENDED
                           ---------------------------------------------------------------------------------------------------
                                                 1995                                                     1996
                           ------------------------------------------------      ---------------------------------------------
                           MAR.31       JUNE 30     SEPT. 30     DEC. 31(2)      MAR. 31    JUNE 30      SEPT. 30     DEC. 31
                           ------       -------     --------     ----------      -------    -------      --------     --------
                                                                  (In thousands, except per share data)

Revenue.................  $ 10,512     $ 12,514     $ 14,084     $ 16,784      $ 20,422     $ 21,606     $ 19,369     $ 21,078
Cost of revenue.........     6,507        7,627        8,621       10,635        12,747       13,758       14,499       13,952
                          --------     --------     --------     --------      --------     --------     --------     --------
Gross margin............  $  4,005     $  4,887     $  5,463     $ 6,149$         7,675     $  7,848     $ 4,870 $       7,126
Operating income
  (loss)................  $  1,860     $  2,063     $  2,336     $ (7,408)     $  3,177     $  3,506     $    381     $  1,608
Net income (loss).......  $    905     $  1,370     $  1,610     $ (6,704)     $  2,159     $  2,429     $    943     $  1,590
                          ========     ========     ========     ========      ========     ========     ========     ========
Net income (loss) per
share...................  $   0.11     $   0.12     $   0.14     $ (0.63)$         0.18     $   0.20     $   0.07     $   0.11
                          ========     ========     ========     ========      ========     ========     ========     ========
Shares used in
  per share
  calculation(1).......      8,062       11,205       11,711       10,560        12,073       12,383       14,142       14,196

----------------------

(1) See Note 1 of Notes to Financial Statements for a description of the method used to determine the number of shares used in computing net income (loss) per share.

(2) The results of operations for the quarter ended December 31, 1995 include a one-time write-off of in-process research and development of approximately $10 million in connection with the acquisition of Seastar Optics.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operating activities was $12.1 million for the year ended December 31, 1996. Cash provided by operating activities was primarily attributable to higher levels of net income, depreciation, amortization, stock option tax benefits, and accounts receivable collections, offset primarily by increases in inventories. The Company spent $9.9 million for facilities expansion and capital equipment purchases during 1996 and made a $1.6 million payment on the acquisition obligation related to SDL Optics. In addition, SDL received $46.2 million through the issuance of common stock, which primarily resulted in the increase of cash, cash equivalents and investments to $58.3 million at December 31, 1996 as compared to $11.3 million at December 31, 1995.

     On June 26, 1996, the Company issued 1,500,000 shares of common stock in a follow-on public stock offering at a per share price of $27.00. In addition, the Company's Underwriters exercised their over-allotment option to purchase 255,000 additional shares of the common stock. Net proceeds to the Company approximated $44.7 million. The net proceeds of this offering are expected to be used to expand the Company's manufacturing facilities, to acquire capital equipment, to fund possible acquisitions of complementary businesses, products and technologies, and for general corporate purposes including working capital. Pending such uses, the net proceeds will be invested in investment-grade, income producing investments with maturities of up to three years.

     The Company has future cash requirements to complete its acquisition of the SDL Optics business of (i) $1.5 million payable on March 31, 1997, and (ii) $1.2 million in cash or common stock of SDL (at the Company's option) on March 31, 1997.

     The Company currently expects to spend approximately $15 million for capital equipment purchases and leasehold improvements during 1997.

     The Company believes that current cash balances, cash generated from operations, and cash available through the equity markets will be sufficient to fund capital equipment purchases, acquisitions of complementary businesses, products or technologies and working capital requirements at least through 1997. However, there can be no assurances that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1.  Financial Statements.

         Index to consolidated financial statements of SDL, Inc.:

              Consolidated Balance Sheets - December 31, 1996 and 1995

              Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996, 1995, and 1994

              Consolidated Statements of Cash Flow - Years Ended December 31, 1996, 1995, and 1994

              Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors.

     2.  Financial Statement Schedules.

         Index to financial statement schedule:

              Schedule II      -   Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                    SDL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                         AS OF DECEMBER 31,

                                                                         1996           1995
                                                                         ----           ----
                                                                  (In thousands, except share data)

ASSETS
Current assets:
     Cash and cash equivalents...........................            $   2,605      $   2,793
     Short-term investments..............................               45,353          8,515
     Accounts receivable, net............................               11,816         13,535
     Inventories.........................................               13,441          9,006
     Prepaid expenses and other current assets...........                3,902          1,491
                                                                     ---------      ---------
Total current assets.....................................               77,117         35,340

Property and equipment, net..............................               22,020         16,470
Long-term investments....................................               10,325           --

Other assets.............................................                4,380          4,833
                                                                     ---------      ---------
Total assets.............................................            $ 113,842      $  56,643
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................            $   6,777      $   6,257
  Accrued payroll and related expenses...................                2,185          1,990
  Unearned revenue.......................................                  455            972
  Acquisition obligations................................                2,712          1,592
  Other accrued liabilities..............................                1,745          1,880
                                                                     ---------      ---------
Total current liabilities................................            $  13,874      $  12,691

Deferred acquisition obligations.........................                --             2,680
Other long-term liabilities..............................                  741            772

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value:
       Authorized shares - 1,000,000; none issued and
       outstanding.......................................                --             --
     Common stock, $0.001 par value:
       Authorized shares - 21,000,000;
          issued and outstanding shares - 13,306,110 and
          10,628,115 at December 31, 1996 and 1995,
          respectively ..................................                   13             11
Additional paid-in capital...............................              114,421         62,995
Accumulated deficit, $26.3 million relating to the
repurchase of common stock in 1992 and $5.8 million
relating to a recapitalization in 1992...................              (14,951)       (22,028)
                                                                     ---------      ---------
                                                                        99,483         40,978
Less common stockholders' notes receivable...............                 (256)          (478)
                                                                     ---------      ---------
Total stockholders' equity...............................               99,227         40,500
                                                                     ---------      ---------
Total liabilities and stockholders' equity...............            $ 113,842      $  56,643
                                                                     =========      =========

                             See accompanying notes.

                                    SDL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEARS ENDED DECEMBER 31,
                                               -------------------------------------
                                                 1996          1995          1994
                                                 ----          ----          ----
                                               (In thousands, except per share data)
Revenues:
  Product revenue ........................     $ 69,772      $ 45,277      $ 27,597
  Research revenue .......................       12,703         8,617         5,427
                                               --------      --------      --------
Total revenue ............................       82,475        53,894        33,024

Cost of revenue:
  Cost of product revenue ................       45,365        26,871        15,790
  Cost of research revenue ...............        9,591         6,519         4,201
                                               --------      --------      --------

Gross margin .............................       27,519        20,504        13,033

Operating expenses:
  Research and development ...............        6,681         3,994         2,781
  Selling, general, and administrative ...       12,166         7,649         4,574
  In-process research and development ....         --          10,010          --
                                               --------      --------      --------

Operating income (loss) ..................        8,672        (1,149)        5,678

Interest (income) expense, net ...........       (1,501)         (118)        2,079
                                               --------      --------      --------
Income (loss) before income taxes ........       10,173        (1,031)        3,599
Provision for income taxes ...............        3,052         1,788         1,404
                                               --------      --------      --------
Net income (loss) ........................     $  7,121      $ (2,819)     $  2,195
                                               ========      ========      ========

Net income (loss) per share ..............     $   0.54      $  (0.31)     $   0.29
                                               ========      ========      ========
Shares used in computing net income (loss)
 per share ...............................       13,199         9,228         7,548
                                               ========      ========      ========




                             See accompanying notes.

                                    SDL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                             COMMON STOCK      ADDITIONAL                  STOCKHOLDER'S    TOTAL
                                        -------------------      PAID-IN     ACCUMULATED       NOTES     STOCKHOLDERS'
                                        SHARES       AMOUNT      CAPITAL        DEFICIT      RECEIVABLE     EQUITY
                                        ------       ------    -----------   -----------  -------------  ------------
                                                             (In thousands, except share data)

Balance at January 1, 1994 ..........    4,447,838    $     4    $    1,482    $ (21,404)    $ (546)       $(20,464)
  Issuance of stock pursuant to
  employee stock option plans .......       32,610         --            11         --         --               11
  Compensation on stock options .....         --           --             1         --         --                1
  Repurchase of common stock ........       (2,601)        --           (12)        --         --              (12)
  Net income ........................         --           --           --         2,195       --            2,195
                                        ----------    -------    ----------    ---------     ------        --------
Balance at December 31, 1994 ........    4,477,847          4         1,482      (19,209)      (546)        (18,269)
  Issuance of stock pursuant to
  employee stock plans ..............      566,793          1           795         --          (54)            742
  Conversion of preferred stock to
  common stock ......................    1,385,302          2        10,894         --         (346)         10,550
  Proceeds from issuance of common
  stock (less offering expenses of
  $1,441)                                4,200,000          4        47,378         --         --            47,382
  Purchase of treasury stock ........       (1,827)        --           (33)        --         --               (33)
  Payments on stockholders' notes
  receivable ........................         --           --            --         --          468             468
  Income tax benefit from exercise of
  employee stock options ............         --           --         2,479         --          --            2,479
  Net loss ..........................         --           --            --       (2,819)       --           (2,819)
                                     .. ----------    -------     ---------    ---------     ------        ---------
Balance at December 31, 1995 ........   10,628,115         11        62,995      (22,028)      (478)         40,500
  Issuance of stock pursuant to
  employee stock plans ..............      921,168         --         1,509         --         --             1,509
  Proceeds from issuance of common
  stock (less offering expenses of
  $362)                                  1,755,000          2        44,650         --         --            44,652
  Issuance of treasury stock ........        1,827         --            33         --         --                33
  Payments on stockholders' notes
  receivable ........................         --           --            --         --          222             222
  Income tax benefit from exercise of
  employee stock options ............         --           --         5,234         --         --             5,234
  Unrealized loss on investments ....         --           --            --          (44)      --               (44)
  Net income ........................         --           --            --        7,121       --             7,121
                                        ----------    -------    ----------    ---------     ------        --------
Balance at December 31, 1996 ........   13,306,110    $    13    $  114,421    $ (14,951)    $ (256)       $ 99,227
                                        ==========    =======    ==========    =========     ======        ========






                             See accompanying notes.

                                                        SDL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                          Years Ended December 31,
                                                                                     -----------------------------------
                                                                                     1996           1995           1994
                                                                                     ----           ----           ----
                                                                                               (In thousands)
OPERATING ACTIVITIES
Net income (loss) ..........................................................     $   7,121      $  (2,819)     $   2,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .........................................         4,948          2,840          2,365
     In-process research and development ...................................          --           10,010           --
     Deferred income taxes ................. ...............................          (223)        (1,373)          (112)
     Changes in operating assets and liabilities:
       Accounts receivable .................................................         1,719         (4,245)        (2,194)
       Inventories .........................................................        (4,435)        (3,610)          (199)
       Accounts payable ....................................................           520          2,672          1,001
       Accrued payroll and related expenses ................................           195            620            729
       Unearned revenue ....................................................          (517)           529            138
       Other accrued liabilities ...........................................          (135)           999            420
       Other ...............................................................         2,879          1,255          1,084
                                                                                 ---------      ---------      ---------
Total adjustments ..........................................................         4,951          9,697          3,232
                                                                                 ---------      ---------      ---------
Net cash provided by operating activities ..................................        12,072          6,878          5,427

Investing activities
Acquisition of property and equipment, net .................................        (9,909)        (8,518)        (3,617)
Purchase of investments ....................................................      (100,620)       (50,815)          --
Sales and maturities of investments ........................................        53,413         42,300           --
Acquisition of Seastar Optics ..............................................        (1,560)       (12,076)          --
                                                                                 ---------      ---------      ---------
Net cash used in investing activities ......................................       (58,676)       (29,109)        (3,617)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ...................................          --             --            2,784
Payments of long-term debt .................................................          --           (2,592)        (4,402)
Payments of subordinated debt ..............................................          --          (21,580)          --
Proceeds from issuance of common stock .....................................        44,652         47,382           --
Reissuance (repurchase) of treasury stock ..................................            33            (33)           (12)
Issuance of stock pursuant to employee stock plans .........................         1,509            745             50
Payments on stockholders' notes receivable .................................           222            470             36
                                                                                 ---------      ---------      ---------
Net cash provided by (used in) financing activities ........................        46,416         24,392         (1,544)
                                                                                 ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents .......................          (188)         2,161            266
Cash and cash equivalents at beginning of period ...........................         2,793            632            366
                                                                                 ---------      ---------      ---------
Cash and cash equivalents at end of period .................................     $   2,605      $   2,793      $     632
                                                                                 =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for income taxes ...............................................     $     170      $   1,362      $   1,614
  Cash received from income taxes refunded .................................     $     773      $    --        $      14
  Cash paid for interest ...................................................     $    --        $     927      $     709

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
  Conversion of convertible redeemable preferred stock to common stock
                                                                                 $    --        $  10,896      $    --
  Stock issued for stockholders' notes receivable ..........................     $    --        $      59      $     271









See accompanying notes.

                                    SDL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
SDL, Inc. (the Company), a Delaware corporation, designs, manufactures, and markets semiconductor optoelectronic integrated circuits (OEICs), semiconductor lasers, fiber optic related products, and optoelectronic systems. The Company's revenue is derived from: (i) the sale of standard and customized products to a diverse worldwide customer base utilizing various market applications and, (ii) customer-funded research programs, principally through various government agencies. The Company was incorporated on March 28, 1983.

Basis of Presentation
The consolidated financial statements include the accounts of SDL, Inc. and its wholly-owned subsidiary, SDL Optics, Inc. Intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains and losses are included in other (income) expense and were immaterial for all periods presented. The Company's fiscal year ends on December 31. The Company utilizes a four-four-five quarterly cycle; as a result, a fiscal quarter may not end on the same day as the calendar quarter.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments
Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair market value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other (income) expense. The cost of securities sold is based on the specific identification method.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market. The market value is based upon estimated net realizable value.

Equipment and Leasehold Improvements
Property and equipment are stated at cost. Equipment and fixtures are depreciated using the straight-line method over estimated useful lives ranging from two to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the remaining lease terms.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The adoption of SFAS 121 did not have a material impact on the Company.

Goodwill and Purchased Intangibles
Goodwill and other purchased intangibles are being amortized using the straight-line method over three to seven years.

Revenue Recognition
Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenue for product sales is recognized upon shipment. Revenue for costs incurred plus specified fee contracts is recognized on the percentage-of-completion method. Revenue for fixed price milestone contracts is recognized upon the completion of the milestone. Customers entering into long-term contracts with the Company include the U.S. government, prime or subcontractors for which the U.S. government may be the end customer, and other domestic and international end-users.

Concentrations
         Customer - The Company received approximately 21 and 19 percent of its 1996 and 1995 revenue from Lockheed-Martin through several government and commercial programs. Almost all of the Company's revenue from this customer during 1996 and 1995 was derived from Federally-funded programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years and to termination for convenience by the government agency. The loss of the Company's contracts with Lockheed-Martin, or other major customers, could have an adverse effect on the Company's results of operations. No customers accounted for more than 10 percent of net revenue for 1994. Individual customers include commercial companies and government agencies.

         Dependence Upon Government Programs and Contracts - In 1996, 1995, and 1994, the Company derived approximately 43 percent, 45 percent, and 36 percent, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1996, 1995, and 1994 was funded by Federal programs. There can be no assurance that such programs will continue to be funded even if government agencies have available financial resources or that the Company will continue to be awarded contracts under such programs.

         Approximately 6 percent of the Company's 1996 revenue was received through certain Federal government programs which required that participants meet specific eligibility requirements. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under these eligibility requirements and the Company will no longer be able to compete for future research contract awards under these government programs. Loss of eligibility under these programs does not disqualify the Company from contracts awarded prior to the loss of eligibility. Loss of eligibility under these programs could require increased internally funded research and development spending.

         Dependence on Single Source and Other Third Party Suppliers - The Company depends on a single or limited number of outside contractors and suppliers for raw materials, packages and standard components, and to assemble printed circuit boards. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no long-term guaranteed supply agreements with such suppliers. While the Company seeks to maintain a sufficient safety stock of such products and also endeavors to maintain ongoing communications with its suppliers to guard against interruptions or cessation of supply, the Company's business and results of operations have in the past been and could in the future be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

         Credit Risk - The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate.

Principal Business and Export Sales
The Company's operations are conducted in one principal line of business, the design, manufacture, and sale of semiconductor optoelectronic integrated circuits, semiconductor lasers, fiber optic products, and optoelectronic systems. The Company has operations in the United States and Canada.

All sales to international customers constitute export sales and are denominated in U.S. dollars. Export sales to Europe totaled approximately $4.2 million, $4.3 million, and $4.2 million for 1996, 1995, and 1994, respectively. Export sales to the Pacific Rim and Canada totaled approximately $8.0 million, $7.9 million, and $4.2 million for 1996, 1995, and 1994, respectively. Revenues from international operations are primarily derived from sales to customers in the United States and comprised approximately 12 percent of consolidated revenues in 1996. Operating income, identifiable assets and transfers to and from international operations were not significant in 1996.

Net Income (Loss) Per Share
Except as noted below, net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from convertible redeemable preferred stock (using the as-if-converted method) and from stock options (using the modified treasury stock method). Pursuant to the Securities and Exchange Commission regulations, options granted by the Company at prices below the actual offering price during the twelve-month period prior to the initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

Net loss per share for 1995 is computed using the weighted average number of shares of common stock outstanding.

In May 1996, the Board of Directors authorized a three-for-two split of its common stock, effected in the form of a 50 percent stock dividend, which was paid on June 12, 1996 to stockholders of record on May 5, 1996. All share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

2. INVESTMENTS

Available-for-sale investments consist of the following:


                                                AS OF DECEMBER 31,
                                              ---------------------
                                               1996           1995
                                               ----           ----
                                                   (In thousands)

Tax-exempt auction rate preferred stock       $29,725        $7,000
Municipal bonds                                25,953         1,515
                                              -------        ------
                                              $55,678        $8,515
                                              =======        ======

Tax-exempt auction rate preferred stock contains contractual maturities of less than one year. Municipal bonds have maturities ranging from six months to two years of which approximately $10.3 million is included in long-term investments in the accompanying balance sheet at December 31, 1996.

Both realized and unrealized gains and losses on the sale of available-for-sale securities were immaterial for the years ended December 31, 1996 and 1995.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                             AS OF DECEMBER 31,
                                                           -----------------------
                                                             1996           1995
                                                             ----           ----
                                                                (In thousands)

Trade receivables                                          $ 10,559      $  9,872
Receivables under long-term contracts:
Billed                                                        1,449         2,632
Unbilled costs and estimated earnings, current portion          588         1,516
                                                           --------      --------
                                                             12,596        14,020
Allowance for doubtful accounts                                (780)         (485)
                                                           --------      --------
                                                           $ 11,816      $ 13,535
                                                           ========      ========

The majority of unbilled costs and estimated earnings on uncompleted long-term contracts are billable in the subsequent year.

The following is a summary of research and product contract activity related to uncompleted long-term contracts from the inception of the contracts:


                                                  AS OF DECEMBER 31,
                                                --------------------
                                                  1996       1995
                                                  ----       ----
                                                     (In thousands)

Costs incurred on uncompleted long-term
     contracts                                  $40,007     $15,655
Estimated earnings                                2,803         740
                                                -------     -------
Revenue recognized on uncompleted long-term
               contracts                         42,810      16,395
Less billings to date                            41,906      14,879
                                                -------     -------
Total unbilled costs and estimated earnings     $   904     $ 1,516
                                                =======     =======

Approximately $25.2 million, $19.7 million, and $7.7 million of revenue recognized on long-term contracts is included in total revenues for 1996, 1995, and 1994, respectively.

Pursuant to the retainage provisions in certain long-term contracts, a specified portion of billed receivables do not become due and payable until completion of a final audit by the Defense Contract Audit Agency. Such retainage amounts are included in other assets in the accompanying balance sheets.

4. INVENTORIES

Inventories consist of the following:


                      AS OF DECEMBER 31,
                     -------------------
                      1996         1995
                      ----         ----
                        (In thousands)

Raw materials       $ 6,653     $ 4,151
Work-in-process       6,788       4,855
                    -------     -------
                    $13,441     $ 9,006
                    =======     =======

No significant amounts of finished goods or work-in-process related to long-term contracts are maintained.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                   AS OF DECEMBER 31,
                                                   -------------------
                                                      1996       1995
                                                      ----       ----
                                                    (In thousands)

Machinery and equipment                            $27,019     $20,807
Leasehold improvements                               5,975       5,209
Furniture and fixtures                                 718         646
Construction-in-progress                             5,304       3,310
                                                   -------     -------
                                                    39,016      29,972
Less accumulated depreciation and amortization      16,996      13,502
                                                   -------     -------
                                                   $22,020     $16,470
                                                   =======     =======

6. GOODWILL AND PURCHASED INTANGIBLES

Purchased intangibles consist of the following:



                                  AS OF DECEMBER 31,
                                  ------------------
                                   1996       1995
                                   ----       ----
                                   (In thousands)

Goodwill                          $  910     $  910
Other purchased intangibles        1,910      1,910
                                  ------     ------
                                   2,820      2,820
Less accumulated amortization        699         54
                                  ------     ------
                                  $2,121     $2,766
                                  ======     ======

Amortization expense is included in selling, general, and administrative expenses.

7. INCOME TAXES

The provision for income taxes consists of the following:


                      YEARS ENDED DECEMBER 31,
                --------------------------------------
                  1996            1995          1994
                  ----            ----          ----
                                 (In thousands)
Current:
Federal         $ 2,617        $ 2,853        $ 1,185
State               312            308            331
Foreign             346           --             --
                -------        -------        -------
                  3,275          3,161          1,516
Deferred:
Federal            (371)        (1,180)          (111)
State               148           (193)            (1)
                -------        -------        -------
                   (223)        (1,373)          (112)
                -------        -------        -------
                $ 3,052        $ 1,788        $ 1,404
                =======        =======        =======

The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option and employee stock purchase plans were $5.3 million and $2.5 million in 1996 and 1995, respectively. Such benefits were credited to additional paid-in capital.

The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35 percent) to income before taxes is explained below:

                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1996          1995          1994
                                            -------       -------       -------
                                                       (In thousands)
Tax at Federal statutory rate               $ 3,560       $  (361)      $ 1,260
State income tax, net of Federal
           tax benefit                          299          (192)          215
Change in valuation allowance                  (262)        2,402            --
Tax-exempt interest income                     (455)         (148)           --
Benefit of foreign sales corporation            (62)           (8)          (63)
Other                                           (28)           95            (8)
                                            -------       -------       -------
Provision for income taxes                  $ 3,052       $ 1,788       $ 1,404
                                            =======       =======       =======

Significant components of the Company's deferred tax assets are as follows:

                                                           AS OF DECEMBER 31,
                                                        -----------------------
                                                         1996            1995
                                                        -------         -------
                                                             (In thousands)
Deferred tax assets:
  Reserves and other accrued expenses
              not yet deductible for tax                $ 1,066         $ 1,095
  Inventory valuation accounts                            1,080             692
  Intangible assets                                       3,627           3,984
  Tax credit carryforward                                   346              --
  Other                                                      44             171
                                                        -------         -------
  Total deferred tax assets                               6,163           5,942
  Valuation allowance                                    (2,062)         (2,402)
                                                        -------         -------
  Net deferred tax assets                                 4,101           3,540
Deferred tax liabilities:
Depreciation                                               (685)           (616)
  Other                                                    (364)            (95)
                                                        -------         -------
  Total deferred tax liabilities                         (1,049)           (711)
                                                        -------         -------
  Net deferred tax assets                               $ 3,052         $ 2,829
                                                        =======         =======

The valuation allowance decreased by approximately $0.3 million in 1996 and increased by $2.4 million in 1995. The valuation allowance relates to a portion of the deferred tax asset attributable to the write-off of purchased research and development. Due to the extended period over which this tax benefit may be recognized, sufficient uncertainty exists regarding the realizability of a portion of these assets, and accordingly, a valuation allowance is required.

As of December 31, 1996, the Company had a federal tax credit carryforward of approximately $0.4 million. The tax credit carryforward will expire in 2001, if not utilized.

The realization of the Company's net deferred tax assets, which relate primarily to temporary differences, is dependent on generating sufficient taxable income during the periods in which the temporary differences are expected to reverse.

Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the reversal period are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for a valuation allowance.

8. STOCKHOLDERS' EQUITY

Stock Split

In May 1996, the Board of Directors authorized a three-for-two split of its common stock, effected in the form of a 50 percent stock dividend, which was paid on June 12, 1996 to stockholders of record on May 15, 1996. All share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.

Common Stock Offerings

On March 15, 1995, the Company issued 3,600,000 shares of common stock in conjunction with its initial public offering at a per share price of $10.67. Net proceeds to the Company amounted to approximately $34.8 million. Of the net proceeds, approximately $21.6 million and $2.4 million were used to repay the entire principal amount outstanding under the Company's subordinated notes due in 1997, and the Company's bank line of credit and term loan, respectively. Concurrent with the offering, a 3.4-for-1 split of the Company's common stock was authorized and all of the convertible redeemable preferred stock was converted into 1,385,302 shares of common stock.

On August 1, 1995, the Company issued 600,000 shares of common stock in a follow-on public stock offering at a per share price of $23.00, resulting in net proceeds to the Company of approximately $12.6 million.

On June 26, 1996, the Company issued 1,500,000 shares of common stock in a follow-on public stock offering at a per share price of $27.00. In addition, SDL's Underwriters exercised their over-allotment option to purchase 255,000 additional shares of the Company's common stock. Net proceeds to the Company approximated $44.7 million.

Stockholders' Notes Receivable Certain exercises of stock options occurred in conjunction with the issuance of full-recourse stockholders' notes receivable. The notes bear interest between 5 percent and 8 percent per annum with annual interest payments. The principal on the notes is due five years after issuance between 1997 and 2001.

9. STOCK-BASED COMPENSATION PLANS

Stock Option Plans

The 1992 Stock Option Plan provides for the granting of incentive stock options and nonqualified options to purchase up to 4,558,125 shares of the Company's common stock to officers, directors and key employees at exercise prices of not less than fair value on the date of grant as determined by a committee of the Board of Directors. Options granted are immediately exercisable; however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a one- to five-year period. Shares that are not vested at the date of termination of employment may be repurchased by the Company at the original exercise price. No further options will be granted under the 1992 Stock Option Plan.

The Company's 1995 Stock Option Plan was approved by the Board of Directors in January 1995 and by the stockholders in February 1995. The purposes of the 1995 Option Plan are to give the Company's employees and others who perform substantial services to the Company incentive, through ownership of the Company's common stock, to continue in service to the Company, and to help the Company compete effectively with other enterprises for the services of qualified individuals. The 1995 Stock Option Plan permits the grant of incentive stock options to employees, including officers and directors who are employees, and the award of nonqualified stock options to the Company's employees, officers, Directors, independent contractors, and consultants. The number of shares available for grant was initially 712,500 shares. Beginning on the first day of each fiscal year, the number of shares reserved for grant will be increased by 5 percent of the number of shares of common stock outstanding as of the end of the preceding fiscal year. Options granted under the 1995 Stock

Option Plan are subject to vesting over a one- to five-year period and must generally be exercised by the optionee during the period of employment or service with the Company or within a specified period following termination of employment or service. Options currently expire no later than ten years from the date of grant.

The Company has reserved 2,686,499 shares of common stock for future issuance under its Stock Option Plans as of December 31, 1996.

Information with respect to stock option activity is summarized as follows:

                                                           OUTSTANDING OPTIONS
                                                   ---------------------------------
                                  AVAILABLE FOR    NUMBER OF
                                     GRANT           SHARES          PRICE PER SHARE
                                  -------------    ----------       ----------------
Balance at December 31, 1993         368,516        2,877,815        $ 0.34 - $ 4.90
  Options granted                   (159,722)         159,722        $ 3.53 - $ 5.10
  Options canceled                    54,413          (54,413)       $ 0.34 - $ 3.53
  Options exercised                       --         (191,046)       $ 0.34 - $ 1.96
                                    --------       ----------
Balance at December 31, 1994         263,207        2,792,078        $ 0.34 - $ 4.90
  Shares authorized                  712,500               --
  Options granted                   (663,339)         663,339        $ 6.08 - $23.00
  Options canceled                    73,539          (73,539)       $ 0.34 - $19.50
  Options exercised                       --         (521,015)       $ 0.34 - $ 5.10
  Option authorization canceled     (255,557)              --
                                    --------       ----------

                                                                        WEIGHTED-
                                                                         AVERAGE
                                                                     EXERCISE PRICE
                                                                    ----------------
Balance at December 31, 1995         130,350        2,860,863       $           3.59
  Options granted                   (373,642)         373,642       $          20.53
  Options canceled                   182,274         (182,274)      $          15.32
  Options exercised                       --         (821,569)      $           0.70
  Additional options authorized      531,375               --
  Option authorizations canceled     (14,520)              --
                                    --------       ----------       ----------------
Balance at December 31, 1996         455,837        2,230,662       $           6.48
                                    ========       ==========

The following table summarizes information about options outstanding at December 31, 1996:

                    OPTIONS OUTSTANDING                           OPTIONS Exercisable
-------------------------------------------------------------  -------------------------
                                        WEIGHTED-
                                         AVERAGE    WEIGHTED-                  WEIGHTED-
  RANGE OF                NUMBER        REMAINING    AVERAGE     NUMBER         AVERAGE
  EXERCISE              OUTSTANDING     CONTRACTUAL EXERCISE   EXERCISABLE     EXERCISE
   PRICES               AT 12/31/96       LIFE       PRICE     AT 12/31/96      PRICE
----------------------------------------------------------------------------------------
$0.34 to 5.10            1,388,641      5.69 years  $ 0.80      1,270,667      $ 0.62
 6.08 to 10.67             336,246      8.18          9.77         96,479        9.32
15.00 to 17.17             215,633      8.90         16.09         39,793       15.79
18.83 to 23.00             194,467      9.15         20.55         20,552       20.92
24.50 to 30.00              95,675      9.51         27.06             --          --
                         ---------                              ---------
$0.34 to 30.00           2,230,662      6.84        $ 6.48      1,427,491      $ 1.92
                         =========                              =========

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 1995 Employee Stock Purchase Plan (the ESPP) and initially reserved 450,000 shares of common stock for issuance to participants. Under the ESPP, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. Under the ESPP, the Company sold 110,658 and 48,584 shares in 1996 and 1995, respectively.

Stock-Based Compensation

The Company has elected to following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock-based awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires use of option valuation models that were not developed for use in valuing stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company has accounted for its stock-based awards to employees granted subsequent to December 31, 1994 under the fair value method. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock-based awards have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                               OPTIONS                ESPP
                                       ----------------------  --------------------
                                           1996       1995       1996       1995
                                           ----       ----       ----       ----
Expected Life                             3 years    3 years    6 months   6 months
Expected Volatility                       0.60       0.60       0.72       0.46
Risk Free Interest Rate                   6.04%      6.26%      5.45%      5.95%

For the purpose of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense to expense over the awards' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                                          1996           1995
                                                          ----           ----
Pro forma net income (loss)                            $   5,947      $  (3,241)
Pro forma net income (loss) per share                  $    0.45      $   (0.35)

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

Weighted-average fair value of options granted during 1996 was $9.65. The weighted-average fair value of ESPP rights granted in 1996 was $3.97.

10. ACQUISITION OF SEASTAR OPTICS, INC.

On November 30, 1995, the Company acquired certain assets and assumed certain liabilities of Seastar Optics, Inc. (Seastar), a British Columbia corporation and a wholly-owned subsidiary of The Axys Group Ltd. The assets acquired consisted of accounts receivable, inventory, equipment, research and development in process, patents and other intellectual property rights, and all other tangible and intangible assets used by Seastar in the operation of its business. The transaction has been accounted for under the purchase method of accounting.

The purchase price consisted of (i) cash in the amount of $12.1 million paid at closing, (ii) a letter of credit in the face amount of $1.5 million placed into escrow at the closing, (iii) $1.1 million, as adjusted, payable upon completion of an audit of the assets transferred, (iv) $1.2 million payable in cash or stock of the Company (at the Company's option) on March 31, 1997, and (v) the value of assumed liabilities. Acquisition and other costs totaled $0.5 million.

11. COMMITMENTS

The Company leases all of its facilities and certain equipment under operating leases. The operating facilities leases contain renewal options. The future minimum rental payments as of December 31, 1996, under operating leases are as follows (in thousands):

1997                                                                    $1,744
1998                                                                     2,040
1999                                                                     1,896
2000                                                                     1,902
2001                                                                     1,879
Thereafter                                                                 307
                                                                        ------
Total                                                                   $9,768
                                                                        ======

Rental expense was approximately $1.4 million, $1.0 million, and $0.7 million for 1996, 1995, and 1994, respectively.

12. CONTINGENCIES

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit against the Company alleging that a Company fabrication process infringed certain Rockwell patent rights. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages plus costs. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent is invalid. In addition, the Federal government, which is a defendant in a suit brought by Rockwell relating to certain of the same alleged patent rights, asserted that the Company may be liable to indemnify the Federal government for certain of Rockwell's claims. The Company intervened in Rockwell's suit against the Federal government. Rockwell's suit against the Company was stayed in 1995 pending resolution of Rockwell's suit against the Federal government. On February 5, 1997, the court in the Federal government suit declared the Rockwell patent invalid and entered judgment in favor of the Company and the Federal government. Although this judgment is subject to appeal by Rockwell, the Company believes the judgment in favor of the Company will also result in a favorable disposition of Rockwell's suit against the Company.

In 1995, Spectra-Physics, Inc. (Spectra) and others filed suit against the Company alleging that the Company was refusing to comply with alleged obligations to transfer and license Company technology to them. These parties sought declaratory relief, specific performance and unspecified actual and punitive damages. The Company answered these claims denying them and cross-complained against Spectra and certain others seeking declaratory relief, damages and injunctive relief. On December 19, 1996 and February 7, 1997, the court orally indicated that it intends to dismiss Spectra's claim for punitive damages and the Company's claims for damages and injunctive relief and has set the matter for trial in April 1997.

The Company is vigorously contesting the Spectra claim. Although the outcome of the Spectra matter cannot be determined at this time, management does not believe that its outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows and has made no provisions for the ultimate outcome of these matters in its financial statements. However, based on future developments such as additional rulings from the court and the progress of preparation for the scheduled trial, the Company's estimate of the outcome of these matters could change in the near term.

13. EMPLOYEE BENEFIT PLAN

In 1990, the Company established the SDL, Inc. Profit Sharing and Saving Plus Plan (the Plan) that covers substantially all U.S. full-time employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Participants may defer up to 10 percent of their pre-tax earnings (up to the Internal Revenue Service limit) as well as up to 5 percent of their after-tax earnings. The Company matches 50 percent of employee contributions up to a maximum of 5 percent of the participant's pre-tax earnings. The participants' as well as the Company's matching contributions are fully vested. Company contributions to the Plan were approximately $0.4 million, $0.3 million, and $0.2 million for 1996, 1995, and 1994, respectively.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SDL, Inc.

         We have audited the accompanying consolidated balance sheets of SDL, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SDL, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


San Jose, California
January 29, 1997,
except for Note 12, as to which
the date is February 7, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1. Financial Statements: Index is included in Part II, Item 8 of this report on page 26.

    2. Financial Statement Schedules: Index is included in Part II, Item 8 of this report on page 26.

    3.   Exhibits.

         3.1      Form of Registrant's Restated Certificate of Incorporation.(1)

         3.2      Form of Registrant's Amended and Restated Bylaws.(1)

         4.1      Reference is made to Exhibits 3.1 and 3.2.

         4.2      Specimen Common Stock certificate.(1)

         10.3* Form of Registrant's 1995 Stock Option Plan, including forms of option agreements thereunder.(1)

         10.4* Form of Registrant's 1995 Employee Stock Purchase Plan, as amended.

         10.5     Technology Agreement between Xerox Corporation,
                  Spectra-Physics, Inc. and the Registrant effective March 31, 1983 and Amendment No. 1 thereto, dated March 31, 1988.(1)

         10.10 Lease Agreement between Rose Orchard I a Joint Venture and the Registrant, dated May 16, 1986, as amended October 24, 1989.(1)

         10.11 Lease Agreement between Rose Orchard I a Joint Venture and the Registrant, dated April 28, 1989, as amended October 24, 1989.(1)

         10.12* Employment Agreement between Donald R. Scifres and the Registrant, dated July 17, 1992, and amendments thereto, dated February 19, 1993 and July 29, 1994.(1)

         10.13* Form of Employment Agreement between officers of the Registrant and the Registrant.(1)

         10.14 Lease Agreement between Triangle Development Company and Registrant dated January 13, 1995, and Addendum thereto, dated January 13, 1995.(1)

         11.1     Computation of Net Income (Loss) Per Share

         21.1     Subsidiaries

         23.1     Consent of Ernst & Young LLP, Independent Auditors

         27.1     Financial data schedule


(b) Reports on Form 8-K.

         Not applicable.


----------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-87752), which became effective on March 15, 1995.

*   Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SDL, INC.


February 21, 1997       By: /s/ Gregory C. Lindholm
                                -------------------
                                Gregory C. Lindholm
                                Vice President, Finance
                                Chief Financial Officer and Treasurer
                                (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                                            Date
---------                          -----                                                            ----
/s/ Donald R. Scifres              Chairman of the Board, President and Chief Executive             February 21, 1997
    --------------------------     Officer (Principal Executive Officer)
    Donald R. Scifres

/s/ John P. Melton                 Vice President, Business Operations and Director                 February 21, 1997
    --------------------------
    John P. Melton

/s/ Gregory C. Lindholm            Vice President, Finance                                          February 21, 1997
    --------------------------     Chief Financial Officer and Treasurer (Principal Financial
    Gregory C. Lindholm            and Accounting Officer)

/s/ Keith B. Geeslin               Director                                                         February 21, 1997
    --------------------------
    Keith B. Geeslin

/s/ Anthony B. Holbrook            Director                                                         February 21, 1997
    --------------------------
    Anthony B. Holbrook

/s/ Mark B. Myers                  Director                                                         February 21, 1997
    --------------------------
    Mark B. Myers

/s/ Frederic N. Schwettmann        Director                                                         February 21, 1997
    --------------------------
    Frederic N. Schwettmann

                                                                     SCHEDULE II

                                    SDL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                  BALANCE AT                                     BALANCE AT
                                                  BEGINNING                                        END OF
                                                  OF PERIOD ADDITIONS DEDUCTIONS    OTHER          PERIOD
                                                  --------- --------- ----------    -----        ----------
Allowance for doubtful accounts receivable
  Year ended December 31, 1994..................  $111      $ 97      $ --          $ --         $208
                                                  ====      ====      ====          ====         ====
  Year ended December 31, 1995..................  $208      $188      $(21)(1)      $110(2)      $485
                                                  ====      ====      ====          ====         ====
  Year ended December 31, 1996..................  $485      $355      $(60)(1)      $ --         $780
                                                  ====      ====      ====          ====         ====

----------

(1)      Uncollectible accounts written off.

(2) Represents Seastar's allowance for doubtful accounts as of the acquisition date.

                                  EXHIBIT INDEX

                                                                   SEQUENTIALLY
     EXHIBIT NUMBER                EXHIBIT TITLE                   NUMBERED PAGE

3.1                   Form of Registrant's Restated Certificate
                      of Incorporation.(1)                            N/A

3.2                   Form of Registrant's Amended and Restated
                      Bylaws.(1)                                      N/A

4.1                   Reference is made to Exhibits 3.1 and 3.2.      N/A

4.2                   Specimen Common Stock certificate.(1)           N/A

10.3*                 Form of Registrant's 1995 Stock Option
                      Plan, including forms of option
                      agreements thereunder.(1)                       N/A

10.4*                 Form of Registrant's 1995 Employee Stock
                      Purchase Plan, as amended

10.5                  Technology Agreement between Xerox
                      Corporation, Spectra-Physics, Inc. and
                      the Registrant effective March 31, 1983 and
                      Amendment No. 1 thereto, dated March 31,
                      1988.(1)                                         N/A

10.10                 Lease Agreement between Rose Orchard I a
                      Joint Venture and the Registrant, dated
                      May 16, 1986, as amended October 24,
                      1989.(1)                                         N/A

10.11                 Lease Agreement between Rose Orchard I a
                      Joint Venture and the Registrant, dated
                      April 28, 1989, as amended October 24,
                      1989.(1)                                        N/A

10.12*                Employment Agreement between Donald R.
                      Scifres and the Registrant, dated July
                      17, 1992, and amendments thereto, dated
                      February 19, 1993 and July 29, 1994.(1)         N/A

10.13*                Form of Employment Agreement between
                      officers of the Registrant and the
                      Registrant.(1)                                  N/A

10.14                 Lease Agreement between Triangle
                      Development Company and Registrant
                      dated January 13, 1995, and Addendum
                      thereto, dated January 13, 1995.(1)             N/A

11.1                  Computation of Net Income (Loss) Per Share

21.1                  Subsidiaries

23.1                  Consent of Ernst & Young LLP, Independent
                      Auditors

27.1                  Financial data schedule


(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-87752), which became effective on March 15, 1995.

*        Management contracts or compensatory plans or arrangements.