Form 10-Q
period 1997-03-31
SDL INC
filed 1997-05-12
CIK 934741

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ___________


                                   FORM 10-Q

  (Mark One)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   --------                   EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1997
                      ---------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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

                     Yes   X                  No
                         ------                   -------
       The number of shares outstanding of the issuer's common stock as of
                                 May 1, 1997 was 13,451,793.

                                   SDL, INC.


                                     INDEX


                                                                                                  PAGE NO.
                                                                                                  --------

PART I.   FINANCIAL INFORMATION

         Item 1.      Financial Statements
                      --------------------

                      Condensed Consolidated Balance Sheets at
                      March 31, 1997 and December 31, 1996                                            3

                      Condensed Consolidated Statements of Income for
                      the three months ended March 31, 1997 and 1996                                  4

                      Condensed Consolidated Statements of Cash Flows for
                      the three months ended March 31, 1997 and 1996                                  5

                      Notes to Condensed Consolidated Financial Statements                            6

         Item 2.      Management's Discussion and Analysis of
                      ---------------------------------------
                      Financial Condition and Results of Operations                                   8
                      ---------------------------------------------


PART II.   OTHER INFORMATION

         Item 1.      Legal Proceedings                                                              15

         Item 2.      Changes in Securities                                                          15

         Item 3.      Defaults upon Senior Securities                                                15

         Item 4.      Submission of Matters to a Vote of Security Holders                            15

         Item 5.      Other Information                                                              15

         Item 6.      Exhibits and Reports on Form 8-K                                               16


SIGNATURES                                                                                           16

PART I.   FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
                                   SDL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS - EXCEPT SHARE DATA)

                                                                              MARCH 31,            DECEMBER 31,
                                                                                1997                  1996
                                                                                ----                  ----
                                                                             (UNAUDITED)               (1)
ASSETS
Current assets:
      Cash and cash equivalents                                                  $  5,063            $  2,605
      Short-term investments                                                       30,809              45,353
      Accounts receivable, net                                                     16,091              11,816
      Inventories                                                                  13,025              13,441
      Prepaid expenses and other current assets                                     4,540               3,902
                                                                                 --------            --------
      Total current assets                                                         69,528              77,117

Property and equipment, net                                                        23,765              22,020
Long-term investments                                                              18,807              10,325
Other assets                                                                        3,788               4,380
                                                                                 --------            --------
                                                                                 $115,888            $113,842
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                           $  7,384            $  6,777
      Accrued payroll and related expenses                                          2,934               2,185
      Unearned revenue                                                                545                 455
      Acquisition obligations                                                       2,698               2,712
      Other accrued liabilities                                                     1,872               1,745
                                                                                 --------            --------
      Total current liabilities                                                    15,433              13,874

Other long-term liabilities                                                           840                 741

Commitments and contingencies                                                          --                  --

Stockholders' equity:
      Common stock                                                                     13                  13
      Additional paid-in-capital                                                  114,719             114,421
      Accumulated deficit ($32,084 relating to the repurchase
          of common stock and recapitalization in 1992)                           (14,866)            (14,951)
                                                                                 --------            --------
                                                                                   99,866              99,483
      Less: stockholders' notes receivable                                           (251)               (256)
                                                                                 --------            --------
Total stockholders' equity                                                         99,615              99,227
                                                                                 --------            --------
                                                                                 $115,888            $113,842
                                                                                 ========            ========

(1) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                               See accompanying notes.

                                   SDL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               --------------------------------
                                                                                1997                    1996
                                                                                ----                    ----

Total revenue:
      Product revenue                                                         $16,775                 $17,348
      Research revenue                                                          4,241                   3,074
                                                                              -------                 -------
                                                                               21,016                  20,422
Cost of revenue:
      Cost of product revenue                                                  10,886                  10,505
      Cost of research revenue                                                  3,132                   2,242
                                                                              -------                 -------
Gross margin                                                                    6,998                   7,675
Operating expenses:
      Research and development                                                  2,836                   1,687
      Selling, general and administrative                                       3,897                   2,650
      Amortization of purchased intangibles                                       161                     161
                                                                              -------                 -------
Operating income                                                                  104                   3,177
Interest income, net                                                              631                     145
                                                                              -------                 -------
Income before income taxes                                                        735                   3,322
Provision for income taxes                                                        228                   1,163
                                                                              -------                 -------
Net income                                                                    $   507                 $ 2,159
                                                                              =======                 =======

Net income per share                                                         $   0.04                 $  0.18
                                                                             ========                 =======

Shares used in computing net income per share                                  14,265                  12,074
                                                                             ========                 =======


                            See accompanying notes.

                                   SDL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ------------------------------
                                                                                1997                    1996
                                                                                ----                    ----

OPERATING ACTIVITIES:
Net income                                                                    $   507                  $ 2,159
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
      Depreciation and amortization                                             1,250                    1,100
      Deferred income taxes                                                       477                     (140)
      Deferred rent                                                                --                      (20)
      Changes in operating assets and liabilities:
           Accounts receivable                                                 (4,275)                   1,241
           Inventories                                                            416                   (1,546)
           Accounts payable                                                       607                   (1,136)
           Income taxes payable                                                  (271)                   1,588
           Accrued payroll and related expenses                                   749                      408
           Unearned revenue                                                        90                      (37)
           Other accrued liabilities                                              (69)                     166
           Other                                                                  132                     (342)
                                                                              -------                  -------
Total adjustments                                                                (894)                   1,282
                                                                              -------                  -------
Net cash provided by (used in) operating activities                              (387)                   3,441

INVESTING ACTIVITIES
Acquisition of property and equipment, net                                     (2,869)                  (2,057)
Payments of acquisition obligations                                               (14)                  (1,490)
(Purchase) sale of  investments, net                                            5,641                     (500)
                                                                              -------                  -------
Net cash provided by (used in) investing activities                             2,758                   (4,047)

FINANCING ACTIVITIES
Issuance of stock pursuant to employee stock plans                                 82                      148
Payments on stockholders' notes receivable                                          5                       91
                                                                              -------                  -------
Net cash provided by financing activities                                          87                      239
                                                                              -------                  -------
Net increase (decrease) in cash and cash equivalents                            2,458                     (367)
Cash and cash equivalents at beginning of period                                2,605                    2,793
                                                                              -------                  -------
Cash and cash equivalents at end of period                                    $ 5,063                  $ 2,426
                                                                              =======                  =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash received for income taxes                                                $    --                  $   400

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Unrealized loss on marketable securities                                      $   421                  $    --

                            See accompanying notes.

                                   SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1997


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiary, SDL Optics. Intercompany accounts and transactions have been eliminated in consolidation.

      The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S.
      dollars for consolidation. Foreign currency transaction gains and losses are included in interest income and were immaterial for all periods presented.


2.    NET INCOME PER SHARE

      Net income per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).

3.    RECENT PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1996 of 0.02 per share, with no impact for the quarter ended March 31, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4.    STOCK SPLIT

      In May 1996, the Board of Directors authorized a three-for-two split of its Common Stock, effected in the form of a 50% stock dividend, which was paid on June 12, 1996 to stockholders of record on May 15, 1996. All share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.



5.    INVENTORIES

      The components of inventories consist of the following (in thousands):

                                                                             March 31,              December 31,
                                                                               1997                    1996
                                                                               ----                    ----
      Raw materials                                                           $ 6,330                 $ 6,653
      Work in process                                                           6,695                   6,788
                                                                             --------               ---------
                                                                              $13,025                 $13,441
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


6.    COSTS AND ESTIMATED EARNINGS ON LONG-TERM CONTRACTS

      The following is a summary of research and product contract activity related to uncompleted long-term contracts from the inception of the contracts (in thousands):

                                                                            March 31,              December 31,
                                                                               1997                    1996
                                                                               ----                    ----
      Costs incurred on uncompleted long-term contracts                       $50,739                 $40,007
      Estimated earnings                                                        5,250                   2,803
                                                                            ---------               ---------
      Revenue recognized on uncompleted long-term contracts                    55,989                  42,810
      Less billings to date                                                    52,858                  41,906
                                                                            ---------                --------
      Total unbilled costs and estimated earnings                             $ 3,131                 $   904
                                                                            =========               =========


      Of the above balances, $3.0 million and $0.6 million are included in accounts receivable in the accompanying balance sheets at March 31, 1997 and December 31, 1996, respectively. Unbilled costs and estimated earnings on uncompleted long-term contracts are generally billable within one year.

      Approximately $6.0 million and $5.8 million of revenue recognized on long-term contracts is included in total revenue for the three month periods ended March 31, 1997 and 1996, respectively.

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



RESULTS OF OPERATIONS

REVENUE. Total revenue for the quarter ended March 31, 1997 increased 3% to $21.0 million compared to $20.4 million in the corresponding 1996 quarter. Total revenue reported for the March quarter was at approximately the same level as total revenue reported in the December 1996 quarter. Revenue growth was impacted during the first three months of 1997 in part by a transitional gap in new product shipments to a major customer, and defective piece parts caused by a supplier contamination problem. Product revenue reported for the first quarter of 1997 declined 3% and 7% compared to product revenue for the first and fourth quarters of 1996, respectively. Information-based products within the fiber-based telecommunications, satellite communications, printing, medical and industrial markets continued to represent approximately 70% of product revenue with the balance represented by products within the light replacement market. Research revenue continued to grow compared to both the corresponding prior year quarter and the December 31, 1996 quarter. Reduced product revenue during the first quarter of 1997 resulted in research revenue representing 20% of total revenue compared to 15% and 14% for the three months ended March 31, 1996 and December 31, 1996, respectively.

International revenue as a percentage of total revenue for the three months ended March 31, 1997 declined to 15% from 17% for the corresponding 1996 quarter. This decrease was primarily a result of the reduced product shipments during the March 1997 quarter.

Approximately 18% and 17% of total revenue for the three month periods ended March 31, 1997 and 1996, respectively, was received from Lockheed Martin.

There can be no assurance that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

GROSS MARGIN. Total gross margin was 33.3% for the three months ended March 31, 1997 compared to 37.6% and 33.8% for the quarters ended March 31 and December 31, 1996. Improvements in manufacturing yields and production costs were offset by: (i) a shift in quarterly revenue mix to a higher ratio of research revenue compared to product revenue and (ii) increased overhead costs related to qualifying new equipment in anticipation of increased production volumes.

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


RESEARCH AND DEVELOPMENT. Research and development expense for the quarter ended March 31, 1997 grew 68% to $2.8 million compared to $1.7 million in the corresponding 1996 quarter. Research and development expense as a percentage of total revenue was 13% and 8% for the three months ended March 31, 1997 and 1996, respectively. Certain budgeted research and development spending for manufacturing process improvement and the development of new communication products were accelerated to the first quarter of 1997. The Company believes these investments will improve manufacturing yields and gross margins, as well as lead to additional new product introductions later in 1997. The level of research and development incurred in future periods may vary. In addition, there can be no assurance that expenditures for manufacturing improvements or for other advanced research projects will be successful, or that improved processes or commercial products will result from these projects.

SELLING, GENERAL AND ADMINISTRATIVE. The increase of selling, general and administrative expense (SG&A) for the three months ended March 31, 1997 as compared to the March 1996 quarter resulted primarily from ongoing litigation expense, and to a lesser extent, the continuing expansion of the Company's business and headcount increases. SG&A increased approximately $0.6 million from that of the December 1996 quarter, almost all of which was litigation related expense. When litigation expenses are excluded, SG&A decreased as a percentage of total revenue for the first quarter of 1997 compared to the first quarter of 1996. The Company expects that SG&A, excluding litigation expenses, will continue to increase to support the Company's current and expected future volumes of business. However, there can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue. For the next quarter, it is expected that litigation expense will increase from the level recorded during the three month period ended March 31, 1997, as the Company prepares for and conducts the trial phase of the Spectra-Physics dispute, which began on May 7, 1997. See
"Risk Factors" and "Legal Proceedings."


INTEREST INCOME, NET. Net interest income for the three months ended March 31, 1997 increased over that of the March 1996 quarter due to the investment of cash received from the Company's June 1996 follow-on public offering.


PROVISION FOR INCOME TAXES. The estimated annualized effective tax rate was 31% and 35% for the three month periods ended March 31, 1997 and 1996, respectively. The reduction in the effective tax rate is attributable to the incremental benefits of state tax credits, tax-exempt interest income, and a reduction in the valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

Increased trade receivables at March 31, 1997, resulting from the higher volume of product shipments during the month of March 1997, and lower net income for the first quarter of 1997 primarily contributed to the use of cash by the Company's operating activities for the first quarter of 1997. In addition, the Company spent $2.9 million for planned facilities expansion and capital equipment purchases during the quarter. As a result, cash, cash equivalents, short-term investments and long-term investments decreased from $58.3 million at December 31, 1996 to $54.7 million at March 31, 1997.

The Company has future cash requirements to complete its acquisition of the SDL Optics business of (i) $1.5 million, for which the Company was contingently liable for a letter of credit at March 31, 1997 and (ii) $1.2 million in cash or common stock of the Company (at the Company's option). Subsequent to the end of its first quarter of 1997, the Company paid $2.7 million in completing these acquisition related payments.

The Company currently expects to spend approximately $15.0 million for capital equipment purchases and leasehold improvements during 1997.

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


RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include SDL's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

MANUFACTURING RISKS. The manufacture of semiconductor OEIC and laser components, products and systems such as those sold by the Company is highly complex and precise, requiring production in a highly controlled and clean environment. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by the Company or its suppliers has in the past and could in the future adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its operating results and customer relationships would be adversely affected.

The Company relies almost exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectonic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts of equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. In order to alleviate, at least in part, this situation, the Company is in the process of remodeling part of its front-end wafer fabrication facility. This might cause downtime on existing equipment. Also, there can be no assurance that new facility and equipment will not experience start-up and yield problems. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, loss of whom could affect the Company's ability to effectively operate and service such equipment.

The Company experienced lower than expected production yields on some its products, including certain key product lines, during the second half of 1996. Certain of these lower yields have continued into the first quarter of 1997. While the Company has aggressively addressed these problems, solutions on certain product lines have proven to be more difficult to identify and implement than anticipated. This reduction in yields adversely affected gross margins, delayed components, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time at profitable margins in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

TECHNOLOGY AGREEMENT. As a part of its formation, the Company entered into a Technology Agreement with Xerox Corporation (Xerox) and Spectra-Physics, Inc. (Spectra-Physics) pursuant to which, among other things, SDL granted to Spectra-Physics and Xerox an irrevocable, royalty-free worldwide, non-exclusive license to certain patented and non-patented technology developed by SDL. On March 20, 1995, Spectra-Physics initiated a lawsuit against the Company in Santa Clara County, California Superior Court, alleging that the Company was refusing to comply with its obligations under the Technology Agreement. Spectra-Physics claims that the Technology Agreement requires the Company to transfer and license to Spectra-Physics all patented and non-patented technology developed by the Company during a time period extending from the founding of the Company in 1983 until at least June 1993. Spectra-Physics asserts claims against the Company for declaratory relief and breach of contract.

On June 27, 1995, Spectra-Physics filed a first amended complaint, adding Opto Power Corporation (Opto Power), an affiliate of Spectra-Physics and a competitor of the Company, as a plaintiff. Opto Power's claims are based in part on its assertion that it is entitled to access to the Company's technology as a third party beneficiary of the Technology Agreement, because the Agreement is alleged to give Spectra-Physics the right to sublicense its subsidiaries. Spectra-Physics and Opto Power seek remedies of unspecified actual damages, specific performance and a declaratory judgment regarding the parties' rights and duties under the Technology Agreement.

The Company answered the First Amended Complaint denying the plaintiffs' claims and filed a cross-complaint seeking declaratory relief regarding its obligations under the Technology Agreement against Spectra-Physics and Opto Power.

Trial of the matter began on May 7, 1997. The Company believes that it has meritorious defenses to the claims of Spectra-Physics and Opto Power. There can be no assurance, however, that the Company will achieve a successful result in this litigation. The litigation has involved and is expected to continue to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel, and the outcome could have a material adverse effect on the Company's business and results of operations. If the Company does not prevail in such litigation, the Company could face significant monetary damages and could be required to transfer and license
SDL trade secrets and technology to Spectra-Physics and possibly to Opto Power, which is currently manufacturing optoelectronic devices that compete with a number of the Company's products. Such a result could significantly impair the Company's competitive advantage in certain technology areas and with respect to a number of products and could have a material adverse effect on the Company's business and results of operations. See "Legal Proceedings."

DEPENDENCE ON EMERGING APPLICATIONS. The Company's current products serve many applications in the communications, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the

Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. A substantial portion of the Company's products address markets that are not now, and may never become substantial commercial markets. The Company has experienced, and is expected to experience, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. Currently, several of the Company's customers are testing a new pump module for potential volume applications. However, other customers have delayed orders for SDL's standard pump module product because of their desire to switch to the new product. No assurances can be given that the Company or its customers will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's or customer's products, or that such products will not be superseded by other technology or products.

DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. In the first quarter of 1997 and fiscal 1996 and 1995, the Company derived approximately 43%, 43% and 45%, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The Company received approximately 18%, 21% and 19% of its revenue for the first quarter of 1997, and fiscal 1996 and 1995, respectively, from Lockheed Martin through several government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was, and during the remainder of 1997 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1996 and 1995 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. A change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the U.S. government's Small Business Innovative Research (SBIR) programs and will no longer be able to compete for research contract awards within SBIR programs. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 5%, 6% and 5% of revenue in the first quarter of 1997, and fiscal 1996 and 1995, respectively.

NEED TO MANAGE GROWTH. The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet demand of its existing customer base and new customers. The recent expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and results of operations.

The future success of the Company is dependent, in part, on its ability to attract, assimilate and retain additional employees, including certain key personnel. The Company will continue to need a substantial number of additional personnel, including those with specialized skills, to commercialize its products and expand all areas of its business in order to continue to grow. The Company intends to hire a significant number of additional personnel in 1997 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified personnel.


PART II.  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

In 1995, Spectra-Physics, Inc. (Spectra) and others filed suit against the Company alleging that the Company was refusing to comply with its alleged obligations to transfer and license Company technology to them. These parties are seeking declaratory relief, specific performance and unspecified actual damages. The Company has answered these claims denying them and has cross-complained against Spectra and certain others seeking declaratory relief.

Since the Company's December 31, 1996 Form 10-K disclosure regarding the Spectra-Physics litigation, written orders reflecting the court's December 19, 1996 and February 7, 1997 rulings have been entered, Spectra's motion that, as a matter of law, the Company's agreement with Spectra required the Company to transfer SDL-developed technology to Spectra was denied, and trial of this matter began on May 7, 1997.

The Company is vigorously contesting these claims. Although the outcome of these matters cannot be determined at this time, management does not believe that their outcome will have a material adverse effect on the Company's business, as measured by financial position, results of operations and cash flows, and has made no provision for the ultimate outcome of these matters in its financial statements. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term.


ITEM 2.       CHANGES IN SECURITIES.  Not Applicable


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.   Not Applicable


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              Not Applicable


ITEM 5.       OTHER INFORMATION.  Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Lists of Exhibits

                     Number                    Exhibit Description
                     ------                    -------------------
                     11.1                      Computation of Net Income
                                               per Common and Common Equivalent Share
                     27                        Financial Data Schedule

              (b)    Reports on Form 8-K
                     None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SDL, INC.
                                    -----------
                                    Registrant





May 12, 1997                        /s/ Gregory C. Lindholm
                                    ---------------------------------
                                    Gregory C. Lindholm
                                    Vice President, Finance
                                    Chief Financial Officer and
                                    Treasurer
                                    (duly authorized officer, and
                                    principal financial and accounting
                                    officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
-------                       ------------
 11.1                        Computation of Net Income per Common and Common
                             Equivalent Share

 27                          Financial Data Schedule
