Form 10-Q
period 1997-06-30
SDL INC
filed 1997-08-11
CIK 934741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                     ------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

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

                            Yes [X]      No [ ]

The number of shares outstanding of the issuer's common stock as of August 1, 1997 was 13,533,790.

                                    SDL, INC.

                                      INDEX


                                                                                          PAGE NO.
                                                                                          --------

PART I.   FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets at
                        June 30, 1997 and December 31, 1996                                   3

                        Condensed Consolidated Statements of Operations for
                        the three and six months ended June 30, 1997 and 1996                 4

                        Condensed Consolidated Statements of Cash Flows for
                        the six months ended June 30, 1997 and 1996                           5

                        Notes to Condensed Consolidated Financial Statements                  6

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                         9


PART II.   OTHER INFORMATION

         Item 1.        Legal Proceedings                                                    15

         Item 4.        Submission of Matters to a Vote of Security Holders                  15

         Item 6.        Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                                   17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      JUNE 30,          DECEMBER 31,
                                                                        1997               1996
                                                                     -----------        -----------
                                                                     (UNAUDITED)            (1)
ASSETS
Current assets:
       Cash and cash equivalents                                     $     2,297        $     2,605
       Short-term investments                                              9,400             45,353
       Accounts receivable, net                                           18,699             11,816
       Inventories                                                        12,495             13,441
       Prepaid expenses and other current assets                           4,734              3,902
                                                                     -----------        -----------
          Total current assets                                            47,625             77,117

Property and equipment, net                                               24,707             22,020
Long-term investments                                                     10,700             10,325
Other assets                                                               4,279              4,380
                                                                     -----------        -----------
                                                                     $    87,311        $   113,842
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                              $     8,765        $     6,777
       Accrued payroll and related expenses                                1,986              2,185
       Unearned revenue                                                      942                455
       Accrued warranty                                                      809                404
       Income taxes payable                                                  495               --
       Accrued legal expenses                                                945                411
       Acquisition obligations                                              --                2,712
       Other accrued liabilities                                           1,109                930
                                                                     -----------        -----------
          Total current liabilities                                       15,051             13,874

Other long-term liabilities                                                  907                741

Commitments and contingencies                                               --                 --

Stockholders' equity:
       Common stock                                                           13                 13
       Additional paid-in-capital                                        115,560            114,421
       Accumulated deficit ($32,084 relating to the repurchase
          of common stock and recapitalization in 1992)                  (43,969)           (14,951)
                                                                     -----------        -----------
                                                                          71,604             99,483
       Less: stockholders' notes receivable                                 (251)              (256)
                                                                     -----------        -----------
Total stockholders' equity                                                71,353             99,227
                                                                     -----------        -----------
                                                                     $    87,311        $   113,842
                                                                     ===========        ===========

(1) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


                            See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   ------------------------       ------------------------
                                                     1997            1996           1997            1996
                                                   --------        --------       --------        --------

Total revenue:
       Product revenue                             $ 18,182        $ 18,541       $ 34,957        $ 35,889
       Research revenue                               3,388           3,065          7,629           6,139
                                                   --------        --------       --------        --------
                                                     21,570          21,606         42,586          42,028

Cost of revenue:
       Cost of product revenue                       14,974          11,647         25,860          22,152
       Cost of research revenue                       3,359           2,111          6,491           4,353
                                                   --------        --------       --------        --------

Gross margin                                          3,237           7,848         10,235          15,523

Operating expenses:
       Research and development                       2,473           1,358          5,309           3,045
       Selling, general and administrative           30,178           2,823         34,075           5,472
       Amortization of purchased intangibles            163             161            324             323
                                                   --------        --------       --------        --------


Operating income (loss)                             (29,577)          3,506        (29,473)          6,683
Interest income, net                                    430             124          1,061             269
Loss on sale of securities                             (324)           --             (324)           --
                                                   --------        --------       --------        --------

Income (loss) before income taxes                   (29,471)          3,630        (28,736)          6,952
Provision for income taxes                             --             1,201            228           2,364
                                                   --------        --------       --------        --------

Net income (loss)                                  $(29,471)       $  2,429       $(28,964)       $  4,588
                                                   ========        ========       ========        ========

Net income (loss) per share                        $  (2.19)       $   0.20       $  (2.16)       $   0.38
                                                   ========        ========       ========        ========

Shares used in computing
  net income (loss) per share                        13,462          12,383         13,400          12,228
                                                   ========        ========       ========        ========


                             See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                1997            1996
                                                              --------        --------
OPERATING ACTIVITIES:
Net (loss) income                                             $(28,964)       $  4,588
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
       Depreciation and amortization                             2,603           2,327
       Loss on disposal of equipment                              --                62
       Deferred income taxes                                       477            (325)
       Deferred rent                                              --               (30)
       Changes in operating assets and liabilities:
           Accounts receivable                                  (6,883)            199
           Inventories                                             946          (3,617)
           Accounts payable                                      1,988             579
           Income taxes payable                                   (278)          2,539
           Accrued payroll and related expenses                   (199)           (176)
           Unearned revenue                                        487             528
           Accrued warranty                                        405            --
           Accrued legal expenses                                  534            --
           Other accrued liabilities                               179              80
           Other                                                  (381)            (55)
                                                              --------        --------
Total adjustments                                                 (122)          2,111
                                                              --------        --------
Net cash provided by (used in) operating activities            (29,086)          6,699

INVESTING ACTIVITIES:
Acquisition of property and equipment, net                      (5,000)         (3,941)
Payments on acquisition obligations                             (2,712)         (1,482)
Sale of investments, net                                        35,525           1,000
                                                              --------        --------
Net cash provided by (used in) investing activities             27,813          (4,423)

FINANCING ACTIVITIES:
Common stock offering costs                                       --              (483)
Issuance of stock pursuant to employee stock plans                 960             886
Payments on stockholders' notes receivables                          5             141
                                                              --------        --------
Net cash provided by financing activities                          965             544

Net increase (decrease) in cash and cash equivalents              (308)          2,820
Cash and cash equivalents at beginning of period                 2,605           2,793
                                                              --------        --------
Cash and cash equivalents at end of period                    $  2,297        $  5,613
                                                              ========        ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Unrealized loss on marketable securities                      $     53        $   --
Stock issued for receivables from common stock offering       $   --          $ 38,475

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                    $   --          $   --
Cash paid for interest                                        $   --          $   --


                             See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1997


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


2.   NET INCOME (LOSS) PER SHARE

     Net income per share for 1996 is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method). Net loss per share for 1997 is computed using the weighted average number of shares of common stock outstanding.

3.   RECENT PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and six months ended June 30, 1996 of $0.02 and $0.04 per share, respectively, with no impact for the three and six months ended June 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement Number 130, Reporting Comprehensive Income. This statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the company for the year ended December 31, 1998.

     In addition, during June 1997, the Financial Accounting Standards Board issued Statement Number 131, Disclosures About Segments of an Enterprise and Related Information. This statement replaces Statement Number 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the company for the year ended December 31, 1998.

4.   INVENTORIES

     The components of inventories consist of the following (in thousands):

                            June 30,        December 31,
                              1997             1996
                           ----------       ----------

     Raw materials         $    5,060       $    6,653
     Work in process            7,435            6,788
                           ----------       ----------
                           $   12,495       $   13,441
                           ==========       ==========


     No significant amounts of finished goods are maintained.


5.   COSTS AND ESTIMATED EARNINGS ON LONG-TERM CONTRACTS

     The following is a summary of research and product contract activity related to uncompleted long-term contracts from the inception of the contracts (in thousands):

                                                                  June 30,        December 31,
                                                                    1997             1996
                                                                 ----------       ----------

     Costs incurred on uncompleted long-term contracts           $   56,971       $   40,007
     Estimated earnings                                               5,202            2,803
                                                                 ----------       ----------
     Revenue recognized on uncompleted long-term contracts           62,173           42,810
     Less billings to date                                           59,078           41,906
                                                                 ----------       ----------
     Total unbilled costs and estimated earnings                 $    3,095       $      904
                                                                 ==========       ==========


     Of the above balances, $3.0 million and $0.6 million are included in accounts receivable in the accompanying balance sheets at June 30, 1997 and December 31, 1996, respectively. Unbilled costs and estimated earnings on uncompleted long-term contracts are generally billable within one year.

     Revenue recognized on long-term contracts included in total revenue was approximately $5.5 million and $11.5 million for the three and six months ended June 30, 1997 and $6.0 million and $11.8 million of for the three and six months ended June 30, 1996.

6.   CONTINGENCIES

     Trial of the Spectra-Physics v. SDL, Inc. litigation began before the Santa Clara County California Superior Court on May 7, 1997. On May 19, 1997, before the trial was concluded, the Company, Spectra-Physics and its subsidiary Opto Power Corporation, and Xerox Corporation made a comprehensive settlement of their disputes.

     During the second quarter of fiscal 1997, the Company included approximately $27.5 million in general and administrative expenses for settlement and related legal costs associated with the resolution of the dispute with Spectra-Physics, Inc.

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

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes over 60 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 55 U.S. patents and has approximately 70 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be forward-looking statements regarding the Company's business, operations and prospects. The Company's actual results could differ materially from those in such forward-looking statements. See "Risk Factors."


RESULTS OF OPERATIONS

REVENUE. Total revenue for the quarter ended June 30, 1997 was $21.6 million, comparable to that reported for the corresponding 1996 quarter. Sequentially, total revenue increased 3% over revenue reported in the March 1997 quarter. For the six months ended June 30, 1997, total revenue increased to $42.6 million from $42.0 million reported for the comparable prior year period. Second quarter 1997 product revenue was primarily impacted by the longer than expected qualification process by new telecommunications customers for one of the Company's 980nm pump module products. This longer than expected qualification process, in combination with the transitional gap in new product shipments during the first quarter of 1997, resulted in a 3% decrease in product revenue reported for the six months ended June 30, 1997 when compared to the same six month period in 1996. Information based products within the fiber-based telecommunications, satellite communications, printing, data storage and displays markets continued to represent approximately 70% of product revenue for both the three and six month periods of 1997 and 1996, respectively. The balance is represented by products within the light replacement market. Research revenue reported for the three and six months ended June 30, 1997, represented 16% and 18% of total revenue, respectively, compared to 14% and 15% for the corresponding 1996 periods. Reduced product revenue during the first half of 1997 resulted in this percentage increase for research revenue.

International revenue, as a percentage of total revenue, remained at 16% for both the 1997 and 1996 six month reporting periods.

Approximately 19% and 18% of the Company's revenue for the six months ended June 30, 1997 and 1996 was received from Lockheed Martin. The combination of several new programs for Lockheed Martin initiated during the first half of 1997 resulted in this percentage increase of revenue from Lockheed Martin.

There can be no assurance that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.


GROSS MARGIN. Gross margins decreased to 15% and 24% for the three and six months ended June 30, 1997 from 36% and 37% in the comparable 1996 periods. Second quarter 1997 product gross margins were impacted by start-up costs for the expansion of the Company's wafer fab and packaging capacities, together with write-offs totaling $1.4 million for excess and obsolete inventory related to the transition to new processes, designs and equipment. Additional reserves of approximately $1.6 million related to changes in estimable reimbursable costs also impacted gross margins for the three months ended June 1997.

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


RESEARCH AND DEVELOPMENT. Research and development expense for the three and six months ended June 30, 1997 increased to $2.5 million and $5.3 million, respectively, compared to $1.4 million and $3.0 million for the corresponding 1996 periods. Research and development expense as a percentage of total revenue was 12% and 7% for the six months ended June 30, 1997 and 1996, respectively. The increased research and development spending during the first half of 1997, as compared to the year earlier period, is primarily a result of increased manufacturing process development efforts, together with the development of new communications products. The Company believes these investments will further improve manufacturing yields and gross margins, as well as lead to several new product introductions, some of which were introduced during the first half of 1997. The level of research and development incurred in future periods may vary. In addition, there can be no assurance that expenditures for manufacturing improvements or for other advanced research projects will be successful, or that improved processes or commercial products will result from these projects.


SELLING, GENERAL AND ADMINISTRATIVE. The increase of selling, general and administrative expense (SG&A) for the three and six months ended June 30, 1997 resulted primarily from a charge of approximately $27.5 million recorded in the second quarter of 1997 for the settlement and related legal costs associated with the Spectra-Physics vs. SDL, Inc. legal dispute and, to a lesser extent, the continuing expansion of the Company's business and headcount increases. When settlement and related legal costs are excluded, SG&A as a percentage of total revenue, was 12% for the three and six months ended June 30, 1997 as compared to 11% for the corresponding three and six month periods in 1996. The Company expects that SG&A, exclusive of the settlement and related legal costs for the Spectra-Physics dispute, will continue to increase to support the Company's current and expected future volumes of business. However, there can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

INTEREST INCOME, NET. Net interest income for the three and six months ended June 30, 1997 increased over that of the corresponding 1996 periods due to the investment of cash received from the Company's June 1996 follow-on public offering. Net interest income will decline in future periods as a result of the decrease in investments related to the payment of $27.5 million in settlement and related legal costs associated with the resolution of the Spectra-Physics legal dispute in the second quarter of fiscal 1997.

LOSS ON SALE OF SECURITIES. The early liquidation of investment securities to pay for the settlement and related legal costs of the Spectra-Physics legal dispute resulted in a loss on the sale of securities during the second quarter of 1997.

PROVISION FOR INCOME TAXES. The income tax provision for the six months ended June 30, 1997 of $228,000 consists principally of foreign income taxes and state minimum taxes. No income tax benefit has been recognized for the loss incurred for the six months ended June 30, 1997. Although realization is not assured, the Company continues to believe that it will generate future taxable income sufficient to realize the benefit of the $3 million of net deferred tax assets previously recognized. The amount of the net deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Management intends to evaluate the realizability of the net deferred tax assets each quarter to assess the need for the valuation allowance.

The effective tax rate for the six months ended June 30, 1996 was 34%, which differed from the combined federal and state statutory tax rate of 40% primarily due to the benefits of tax-exempt interest income and state tax credits, as well as a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The payment of settlement and related legal costs of $27.5 million to conclude the Spectra-Physics legal dispute primarily contributed to the use of cash by the Company's operating activities for the six months ended June 30, 1997. The settlement payment was funded through sale of the Company's investment securities. In addition, the Company paid $5.0 million for planned facilities expansion and capital equipment purchases and completed its acquisition of the SDL Optics business through a cash payment of $2.7 million. As a result, cash, cash equivalents, short-term investments and long-term investments decreased from $58.3 million at December 31, 1996 to $22.4 million at June 30, 1997.

The Company currently expects to spend approximately $9.0 million for capital equipment purchases and leasehold improvements during the second half of 1997.

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

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include SDL's liquidity, anticipated cash needs and availability, anticipated expense levels, realizability of deferred tax assets, future gross margins, improvements in manufacturing yields, introduction of new products, continuing expansion of the Company's business, retention of rights under research and development programs, and ability to leverage such programs to broader product and technology offerings, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

MANUFACTURING RISKS. The manufacture of semiconductor OEIC and laser components, products and systems such as those sold by the Company is highly complex and precise, requiring production in a highly controlled and clean environment. Changes in the Company's or its suppliers' manufacturing processes, designs, equipment or the inadvertent use of defective or contaminated materials by the Company or its suppliers has in the past and could in the future adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its operating results and customer relationships would be adversely affected.

The Company relies almost exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectonic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. In order to alleviate, at least in part, this situation, the Company is in the process of remodeling part of its front-end wafer fabrication and packaging facilities. The Company incurred additional start-up costs from the expansion of its wafer fab capacity during the second quarter of 1997. Front-end production activities were operated in parallel to allow adequate time for customer acceptance and to validate yields, thereby increasing production costs. There can be no assurances that the Company will not experience further start-up costs and yield problems in fully utilizing its increased wafer capacity. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, loss of whom could affect the Company's ability to effectively operate and service such equipment.

The Company experienced lower than expected production yields on some its products, including certain key product lines, during the second half of 1996. Certain of these lower yields have continued into the first half of 1997. While the Company continues to aggressively address these problems, solutions on certain product lines have proven to be more difficult to identify and implement than anticipated. This reduction in yields adversely affected gross margins, delayed components, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time at profitable margins in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

DEPENDENCE ON EMERGING APPLICATIONS. The Company's current products serve many applications in the communications, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. A substantial portion of the Company's products address markets that are not now, and may never become substantial commercial markets. The Company has experienced, and is expected to experience, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. Currently, several of the Company's customers are testing and qualifying a new pump module for potential volume applications. No assurances can be given that the Company or its customers will continue their existing product development and new product qualification efforts, or if continued, that such efforts will be successful, that markets will develop for any of the Company's or customer's products, or that such products will not be superseded by other technology or products.


DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. The Company derived approximately 42%, 43% and 45 %, of its revenue directly and indirectly from a variety of Federal government sources during the first half of 1997 and fiscal 1996 and 1995, respectively. The Company received approximately 19%, 21% and 19% of its revenue from Lockheed Martin through several government and commercial programs for the first half of 1997, and fiscal 1996 and 1995. Almost all of the Company's revenue from Lockheed Martin during these periods was, and during the remainder of 1997 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1996 and 1995 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The Federal government is currently challenging certain of the Company's allowable costs and indirect rates. A change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the U.S. government's Small Business Innovative Research (SBIR) programs and will no longer be able to compete for research contract awards within SBIR programs. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 6%, 6% and 5% of revenue in the first half of 1997, and fiscal 1996 and 1995, respectively.


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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. Information disclosed in the Company's Form 10-K for the year ended December 31, 1996 under heading Part I Item 3, Legal Proceedings, is incorporated herein by this reference.

Since the date of that disclosure, Rockwell has filed an appeal of the Court's order granting the Company's motion for summary judgment on the ground that Rockwell's patent was invalid. The appeal is currently pending before the United States Circuit Court of Appeals for the Federal Circuit.

Trial of the Spectra-Physics v. SDL, Inc. litigation began before the Santa Clara County California Superior Court on May 7, 1997. On May 19, 1997, before the trial was concluded, the Company, Spectra-Physics ("Spectra") and its subsidiary Opto Power Corporation ("Opto Power"), and Xerox Corporation ("Xerox") made a comprehensive settlement of their disputes.

Pursuant to the principal terms of the Release and Settlement Agreement (the "Agreement") entered into by the parties on May 19, 1997, the parties agreed as follows:

(a) The Company made a one-time payment to Spectra in full settlement of Spectra's claims against the Company. This payment has been recorded in the Company's financial statements for the quarter ended June 30, 1997.

(b) The Company confirmed the validity of Spectra's license to the Company's patents applied for or issued prior to June 25, 1993 as listed in the Agreement.

(c) Spectra has no license to the Company's non-patented technical information except that which Spectra used in its catalog products before May 19, 1997.

(d) The Agreement confirms Spectra's rights to sublicense the Company's patents and technical information (as described above in (b) and (c)) to its subsidiaries, but only so long as they are subsidiaries of Spectra.

(e) The Company has no obligation to transfer or disclose any of the Company's technical information to Spectra or Opto Power.

(f) The Company and Xerox, on the one hand, and Spectra and Opto Power, on the other hand, entered into mutual general releases and agreed to dismiss all claims against one another with prejudice.

On May 17, 1997, the Company and Xerox separately agreed to settle claims asserted between them in the Spectra-Physics litigation.


ITEM 2. CHANGES IN SECURITIES. Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company held its Annual Meeting of Stockholders on May 12, 1997. The stockholders voted on proposals to:

        1.      Elect two Class 3 Directors of the Company

        2. Ratify the appointment of Ernst & Young, LLP as the Company's auditors for 1997.

The proposals were approved by the following votes:

        1.      Election of Directors

                  Director                            For                    Withheld
                  --------                            ---                    --------

                  Frederic N. Schwettman            9,882,116                64,710
                  Anthony B. Holbrook               9,921,866                24,960

        2.      Ratify appointment of Ernst & Young, LLP

                  For                   Against                          Abstain
                  ---                   -------                          -------

                  9,920,456             10,501                           15,869


ITEM 5. OTHER INFORMATION. Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Lists of Exhibits


                Number                     Exhibit Description
                ------                     -------------------

                11.1                       Computation of Net Income (Loss)
                                           per Common and Common Equivalent Share

                27                         Financial Data Schedule

        (b)     Reports on Form 8-K

                None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SDL, INC.
                                        Registrant



August 11, 1997                         /s/Gregory C. Lindholm
                                        ----------------------------------------
                                        Gregory C. Lindholm
                                        Vice President, Finance
                                        Chief Financial Officer and Treasurer
                                        (duly authorized officer, and principal
                                        financial and accounting officer)

                               Index to Exhibits


                Number                     Exhibit Description
                ------                     -------------------

                11.1                       Computation of Net Income (Loss)
                                           per Common and Common Equivalent Share

                27                         Financial Data Schedule