Form 10-Q
period 1997-09-30
SDL INC
filed 1997-11-10
CIK 934741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                             Yes [X]     No [ ]

The number of shares outstanding of the issuer's common stock as of October 24, 1997 was 13,639,300.

                                    SDL, INC.

                                      INDEX



                                                                                    PAGE NO.
                                                                                    --------
PART I.   FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets at
                   September 30, 1997 and December 31, 1996                            3

                   Condensed Consolidated Statements of Operations for
                   the three and nine months ended September 30, 1997 and 1996         4

                   Condensed Consolidated Statements of Cash Flows for
                   the nine months ended September 30, 1997 and 1996                   5

                   Notes to Condensed Consolidated Financial Statements                6

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                       9


PART II.   OTHER INFORMATION

        Item 1.    Legal Proceedings                                                  15


        Item 6.    Exhibits and Reports on Form 8-K                                   15


SIGNATURES                                                                            16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)0


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1997             1996
                                                                 -------------    ------------
                                                                  (UNAUDITED)          (1)
ASSETS
Current assets:
      Cash and cash equivalents                                    $   4,347       $   2,605
      Short-term investments                                           9,500          45,353
      Accounts receivable, net                                        20,185          11,816
      Inventories                                                     12,635          13,441
      Prepaid expenses and other current assets                        2,864           3,902
                                                                   ---------       ---------
         Total current assets                                         49,531          77,117

Property and equipment, net                                           25,686          22,020
Long-term investments                                                 11,726          10,325
Other assets                                                           4,276           4,380
                                                                   ---------       ---------
                                                                   $  91,219       $ 113,842
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $   7,921       $   6,777
      Accrued payroll and related expenses                             3,454           2,185
      Unearned revenue                                                 1,215             455
      Accrued warranty                                                   602             404
      Income taxes payable                                               734            --
      Accrued legal expenses                                             726             411
      Acquisition obligations                                           --             2,712
      Other accrued liabilities                                        1,347             930
                                                                   ---------       ---------
         Total current liabilities                                    15,999          13,874

Other long-term liabilities                                            1,026             741

Commitments and contingencies

Stockholders' equity:
      Common stock                                                        14              13
      Additional paid-in-capital                                     115,702         114,421
      Accumulated deficit ($32,084 relating to the repurchase
         of common stock and recapitalization in 1992)               (41,478)        (14,951)
                                                                   ---------       ---------
                                                                      74,238          99,483
      Less: stockholders' notes receivable                               (44)           (256)
                                                                   ---------       ---------
Total stockholders' equity                                            74,194          99,227
                                                                   ---------       ---------
                                                                   $  91,219       $ 113,842
                                                                   =========       =========

(1) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


                            See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------      -----------------------
                                                   1997          1996          1997           1996
                                                 --------      --------      --------       --------
Total revenue:
      Product revenue                            $ 19,724      $ 15,823      $ 54,681       $ 51,712
      Research revenue                              4,227         3,546        11,856          9,685
                                                 --------      --------      --------       --------
                                                   23,951        19,369        66,537         61,397

Cost of revenue:
      Cost of product revenue                      13,140        11,606        39,000         33,758
      Cost of research revenue                      3,185         2,893         9,676          7,246
                                                 --------      --------      --------       --------

Gross margin                                        7,626         4,870        17,861         20,393

Operating expenses:
      Research and development                      2,340         1,560         7,649          4,605
      Selling, general and administrative           2,799         2,768        36,874          8,240
      Amortization of purchased intangibles           163           161           487            484
                                                 --------      --------      --------       --------


Operating income (loss)                             2,324           381       (27,149)         7,064
Interest income, net                                  266           570         1,327            839
Loss on sale of securities                             --            --          (324)            --
                                                 --------      --------      --------       --------

Income (loss) before income taxes                   2,590           951       (26,146)         7,903
Provision for income taxes                            139             8           367          2,372
                                                 --------      --------      --------       --------


Net income (loss)                                $  2,451      $    943      $(26,513)      $  5,531
                                                 ========      ========      ========       ========

Net income (loss) per share                      $   0.17      $   0.07      $  (1.97)     $    0.43
                                                 ========      ========      ========       ========

Shares used in computing
  net income (loss) per share                      14,431        14,142        13,449         12,866
                                                 ========      ========      ========       ========


                             See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            -----------------------
                                                              1997           1996
                                                            --------       --------
OPERATING ACTIVITIES:
Net (loss) income                                           $(26,513)      $  5,531
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
      Depreciation and amortization                            4,130          3,683
      Deferred income taxes                                      477           (525)
      Deferred rent                                               --            (50)
      Changes in operating assets and liabilities:
         Accounts receivable                                  (8,369)           756
         Inventories                                             806         (4,107)
         Accounts payable                                      1,144            866
         Income taxes payable                                  2,022          2,987
         Accrued payroll and related expenses                  1,269          1,059
         Unearned revenue                                        760            295
         Accrued warranty                                        198             --
         Accrued legal expenses                                  315             --
         Other accrued liabilities                               417           (145)
         Other                                                  (586)        (1,067)
                                                            --------       --------
Total adjustments                                              2,583          3,752
                                                            --------       --------
Net cash provided by (used in) operating activities          (23,930)         9,283

INVESTING ACTIVITIES:
Acquisition of property and equipment, net                    (7,344)        (7,385)
Payments on acquisition obligations                           (2,712)        (1,525)
Sales (purchases) of investments, net                         34,438        (44,269)
                                                            --------       --------
Net cash provided by (used in) investing activities           24,382        (53,179)

FINANCING ACTIVITIES:
Issuance of stock pursuant to employee stock plans             1,078            822
Proceeds from issuance of common stock                            --         44,676
Payments on stockholders' notes receivables                      212            141
                                                            --------       --------
Net cash provided by financing activities                      1,290         45,639

Net increase in cash and cash equivalents                      1,742          1,743
Cash and cash equivalents at beginning of period               2,605          2,793
                                                            --------       --------
Cash and cash equivalents at end of period                  $  4,347       $  4,536
                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Unrealized loss on marketable securities                    $     14       $     --

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                  $     --       $     --
Cash paid for interest                                      $     --       $     --


                             See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


2.    NET INCOME (LOSS) PER SHARE

      Net income per share for the three and nine months ended Sepetember 30, 1996 and the three months ended September 30, 1997 is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method). Net loss per share for the nine months ended September 30, 1997 is computed using the weighted average number of shares of common stock outstanding.

3.    RECENT PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The implementation of the new requirement is expected to result in an increase in primary earnings per share for the three and nine months ended September 30, 1996 of $0.01 and $0.05 per share, respectively, and $0.01 for the three months ended September 30, 1997. There is no impact on the primary loss per share calculation for the nine months ended September 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

4.    INVENTORIES

      The components of inventories consist of the following (in thousands):

                                         September 30,        December 31,
                                             1997                 1996
                                         -------------        ------------
      Raw materials                        $  4,970             $  6,653
      Work in process                         7,665                6,788
                                           --------             --------
                                            $12,635              $13,441
                                            =======              =======

      No significant amounts of finished goods are maintained.


5.    COSTS AND ESTIMATED EARNINGS ON LONG-TERM CONTRACTS

      The following is a summary of research and product contract activity related to uncompleted long-term contracts from the inception of the contracts (in thousands):

                                                              September 30, December 31,
                                                                   1997         1996
                                                              ------------- ------------
      Costs incurred on uncompleted long-term contracts          $62,125      $40,007
      Estimated earnings                                           5,140        2,803
                                                                 -------      -------
      Revenue recognized on uncompleted long-term contracts       67,265       42,810
      Less billings to date                                       61,945       41,906
                                                                 -------      -------
      Total unbilled costs and estimated earnings                $ 5,320      $   904
                                                                 =======      =======

      Of the above balances, $5.1 million and $0.6 million are included in accounts receivable in the accompanying balance sheets at September 30, 1997 and December 31, 1996, respectively. Unbilled costs and estimated earnings on uncompleted long-term contracts are generally billable within one year.

      Revenue recognized on long-term contracts included in total revenue was approximately $7.4 million and $19.2 million for the three and nine months ended September 30, 1997 and $7.0 million and $18.8 million for the three and nine months ended September 30, 1996.

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

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes over 60 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 65 U.S. patents and has approximately 78 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.


Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be forward-looking statements regarding the Company's business, operations and prospects. The Company's actual results could differ materially from those in such forward-looking statements. See "Risk Factors."


RESULTS OF OPERATIONS

REVENUE. Total revenue for the quarter ended September 30, 1997 was $24.0 million, compared to $19.4 million for the corresponding 1996 quarter. Sequentially, total revenue increased 11% from that reported in the June 1997 quarter. For the nine months ended September 1997, total revenue increased to $66.5 million from $61.4 million reported for the comparable prior year period. Third quarter 1997 revenue growth primarily resulted from strong customer demand for 980 nm pump modules generated by the Company's new product offerings. Revenue growth for the nine months ended September 1997 compared to the corresponding 1996 period is attributed directly to the increase in revenue reported for the third quarter of 1997.

For the nine months ended September 1997, information based products within the fiber-based telecommunications, satellite communications, printing, data storage and displays markets represented approximately 73% of product revenue as compared to 67% for the corresponding prior year period. The balance is represented by products within the light replacement market. Research revenue represented 18% of total revenue for the nine months of 1997 compared to 16% for the prior year period.

International revenue, as a percentage of total revenue, was 17% for the nine months ended September 1997 compared to 15% for the corresponding 1996 period.

Approximately 19% and 20% of the Company's revenue for the nine months ended September 1997 and 1996 was received from Lockheed Martin. Increased demand for the Company's fiber based products from other customers during the third quarter of 1997 contributed to the percentage decline in the total revenue derived from Lockheed Martin.

There can be no assurance that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.


GROSS MARGIN. The Company's gross margin for the three and nine months ended September 30, 1997 was 32% and 27% , respectively, compared to 25% and 33% in the corresponding prior year periods. Increased sales volume and higher incremetal product throughput over a relatively fixed manufacturing cost base primarily contributed to the third quarter 1997 gross margin improvements compared to both the third quarter of 1996 and the second quarter of 1997.

Gross margin for the nine months ended September 1997 was impacted by i) start-up costs for the expansion of the Company's wafer fab and packaging capacities, ii) write-offs totaling $1.4 million relating to the transition to new manufacturing process, designs and equipment and, iii) $1.6 million related to changes in estimable reimbursable costs. All of these additional production costs were incurred during the second quarter of 1997.

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


RESEARCH AND DEVELOPMENT. Research and development expense for the three and nine months ended September 30, 1997 increased to $2.3 million and $7.6 million respectively, compared to $1.6 million and $4.6 million for the corresponding 1996 periods. Research and development expense as a percentage of total revenue was 12% and 8% for the nine months ended September 30, 1997 and 1996 , respectively. The increased research and development spending during 1997, as compared to the year earlier period, is primarily a result of increased manufacturing process development efforts, together with the development of new communications and laser system products. The Company believes these investments will further improve manufacturing yields and gross margins, as well as lead to new product introductions, some of which have already been introduced during the first nine months of 1997.

The level of research and development incurred in future periods may vary. In addition, there can be no assurance that expenditures for manufacturing improvements or for other advanced research projects will be successful, or that improved processes or commercial products will result from these projects.


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) was approximately $2.8 million for the three months ended September 1997 and 1996. When settelment and related legal costs are excluded from comparable quarterly periods, SG&A increased 14% over the corresponding 1996 quarter and remained flat with that of the preceding June 1997 quarter. The year over year increase in SG&A resulted primarily from the continued expansion of the Company's business and headcount increase within sales and marketing.

The increase of SG&A for the nine months ended September 1997 resulted primarily from a charge of approximately $27.5 million recorded in the second quarter of 1997 for the settlement and related legal costs associated with the Spectra-Physics vs. SDL, Inc. legal dispute and, to a lesser extent, the continuing expansion of the Company's business and headcount increases.

The Company expects that SG&A, exclusive of the settlement and related legal costs for the Spectra-Physics dispute, will continue to increase to support the Company's current and expected future volumes of business. However, there can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.


INTEREST INCOME, NET. Net interest income for the three months ended September 30, 1997 decreased from that of the corresponding 1996 quarter due to a reduction in interest income generating investments resulting from the payment of $27.5 million in settlement and related legal costs associated with the resolution of the Spectra-Physics legal dispute in the second quarter of fiscal 1997.

Net interest income for the nine months ended September 1997 increased over the corresponding 1996 period due to the investment of cash received from the Company's June 1996 follow-on public offering.

LOSS ON SALE OF SECURITIES. The early liquidation of investment securities to pay for the settlement and related legal costs of the Spectra-Physics legal dispute resulted in a $324,000 loss on the sale of securities during the second quarter of 1997.


PROVISION FOR INCOME TAXES. The income tax provision for the three and nine months ended September 30, 1997 of $139,000 and $367,000 consists principally of foreign income taxes and state minimum taxes. No income tax benefit has been recognized for the loss incurred for the nine months ended September 1997. Although realization is not assured, the Company continues to believe that it will generate future taxable income sufficient to realize the benefit of the $3.0 million of net deferred tax assets previously recognized. The amount of the net deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Management intends to evaluate the realizability of the net deferred tax assets each quarter to assess the need for the valuation allowance.

The effective tax rate for the nine months ended September 1996 was 30%, which differed from the combined federal and state statutory tax rate of 40% primarily due to the benefits of tax-exempt interest income and state tax credits, as well as a reduction in the valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

The payment of settlement and related legal costs of $27.5 million to conclude the Spectra-Physics legal dispute primarily contributed to the use of cash by the Company's operating activities for the nine months ended September 30, 1997. The settlement payment was funded through sale of the Company's investment securities. Excluding this $27.5 million payment, cash provided by operating activities was $3.6 million for the nine months ended September 30, 1997. In addition, the Company paid $7.3 million for planned facilities expansion and capital equipment purchases and completed its acquisition of the SDL Optics business through a cash payment of $2.7 million. As a result, cash, cash equivalents, short-term investments and long-term investments decreased from $58.3 million at December 31, 1996 to $25.6 million at September 30, 1997.

The Company currently expects to spend approximately $3.0 million for capital equipment purchases and leasehold improvements during the fourth quarter of 1997.

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

The Company relies almost exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectonic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. In order to alleviate, at least in part, this situation, the Company is in the process of remodeling part of its front-end wafer fabrication and packaging facilities. As a result, at times, parallel front-end production activities have been necessary to provide adequate time for customer acceptance and to validate yields, thereby increasing production costs. There can be no assurances that the Company will not experience further start-up costs and yield problems in fully utilizing its increased wafer capacity. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, loss of whom could affect the Company's ability to effectively operate and service such equipment.

The Company experienced lower than expected production yields on some its products, including certain key product lines, during the second half of 1996, certain of which have continued into the third quarter of 1997. While the Company continues to aggressively address these problems, solutions on certain 0product lines have proven to be more difficult to identify and implement than anticipated. This reduction in yields adversely affected gross margins, delayed components, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time at profitable margins in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

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

Many of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SDL. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition had resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of market share.


DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. The Company derived approximately 41%, 43% and 45%, of its revenue directly and indirectly from a variety of Federal government sources during the first nine months of 1997 and fiscal 1996 and 1995, respectively. The Company received approximately 19%, 21% and 19% of its revenue from Lockheed Martin through several government and commercial programs for the first nine months of 1997, and fiscal 1996 and 1995. Almost all of the Company's revenue from Lockheed Martin during these periods was, and during the remainder of 1997 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding and the Company's performance of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate and perform well in such programs. Substantially all of the Company's research revenue for 1996 and 1995 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The Federal government is currently challenging certain of the Company's allowable costs and indirect rates. A change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the U.S. government's Small Business Innovative Research (SBIR) programs and will no longer be able to compete for research contract awards within SBIR programs. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 7%, 6% and 5% of revenue in the first nine months of 1997, and fiscal 1996 and 1995, respectively.


RISK OF PATENT INFRINGEMENT CLAIM. The semiconductor optoelectronics, communications, information and laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. In addition, there can be no assurance that additional infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company, or that existing claims of any other assertions will not result in an injunction against the sale of infringing products or otherwise materially adversely affect the Company's business and results of operations. In this regard see Legal Proceedings.

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

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.   Not Applicable


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable


ITEM 5.     OTHER INFORMATION.  Not Applicable


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Lists of Exhibits

                  Number                Exhibit Description
                  -----                 -------------------
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




                                       SDL, INC.
                                       Registrant


November 10, 1997                      /s/ JOHN P. MELTON
                                       ----------------------------------
                                       John P. Melton
                                       Executive Vice President
                                       Finance and Administration
                                       (duly authorized officer,  and principal
                                       financial and accounting officer)

Exhibit Number           Description
--------------           -----------

     11.1                Computation of Net Income (Loss)
                         per Common and Common Equivlent Share

     27.1                Financial Data Schedule