Form 10-K
period 1998-01-02
SDL INC
filed 1998-03-04
CIK 934741

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

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 1998 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25688

                                    SDL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                77-0331449
--------------------------------  ---------------------------------------------
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                 Identification No.)

        80 ROSE ORCHARD WAY, SAN JOSE, CALIFORNIA               95134
-----------------------------------------------------------   ----------
        (Address of principal executive offices)             (Zip code)

        Registrant's telephone number, including area code   (408) 943-9411

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 Name of exchange on which registered
      -------------------                 ------------------------------------
             None                                           N/A

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $0.001 par value
                                                              ----------------
                                                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on February 13, 1998, as reported by Nasdaq was $162,065,480. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 13, 1998 the registrant had outstanding 13,700,835 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K Report.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        SDL is a leading designer, manufacturer and marketer of semiconductor optoelectronic integrated circuits (OEICs), high power semiconductor lasers and fiber optic based systems incorporating semiconductor lasers. The Company believes its leadership in these markets is demonstrated by the Company's numerous awards for product technology and design, substantial market share, and significant breadth of product offerings. The Company pioneered the design of, and commercially developed, the first OEIC containing multiple semiconductor lasers. Semiconductor OEICs integrate two or more semiconductor lasers or other optical or electronic elements onto a single chip. Semiconductor OEICs are revolutionizing the type and number of applications that can be served by optoelectronics. The Company has over 200 standard and custom products, as well as systems, which are used in a diversity of markets such as cable television
(CATV), telecommunications, satellite communications, local area network (LAN), printing, medical, data storage, sensor, defense, materials processing and instrument markets. The Company is also currently being funded to develop or customize products for fiber optic LAN, and display markets.

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

        Light is also providing advances in other industries. Laser light is used in materials processing, marking, welding, and heat treatment, in surgical devices, and in environmental sensors. Laser marking, welding, and cutting can speed production lines. Laser surgery has been found to reduce bleeding and shorten recovery times. Laser satellite sensors use light to probe the earth's atmosphere for holes in the ozone layer and global atmospheric pollutants.

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

        Using its advanced semiconductor laser, OEIC, and fiber optics technology, the Company designs and manufactures products to overcome the limitations of traditional electronic and optical technology. With increased levels of semiconductor-based optoelectronic and fiber optic integration, the Company miniaturizes and generally reduces the cost while increasing the functionality of what previously were large, bulky and expensive components. The Company believes that, just like silicon integrated circuits, advanced semiconductor OEICs in conjunction with new fiber optics technologies will represent an increasing portion of the electronic or optical system's value. Semiconductor OEICs and semiconductor lasers in conjunction with fiber optics have the potential to effectively meet many of the market needs for an advanced light source.

        A semiconductor OEIC integrates two or more semiconductor lasers or other optical or electronic elements such as lenses, light detectors, mirrors, light modulators, switches and light amplifiers onto a single chip. Semiconductor OEICs and lasers are built in semiconductor crystals. They can be miniaturized, allowing lasers to be made as small as a grain of salt. Semiconductor lasers are now widely used in electronic and optical systems such as compact audio disk players and laser printers. They are also widely used in fiber optic telephone and CATV communications systems. In many applications, semiconductor OEICs, lasers and fiber optics offer advantages over traditional light sources.

        As with silicon integrated circuits, SDL's advanced semiconductor OEICs, lasers and fiber optics provide functionality that cannot be achieved with conventional electronic or optical components. In the communications and information markets the Company's products improve the amplification, transmission, storage and display of information by replacing electronic technology. Also, the Company's products replace traditional light sources in applications such as materials processing, surgical lasers, environmental sensors, and defense and scientific uses. The Company is seeking to achieve additional technological advances that would create new applications, such as optical satellite communications, higher speed fiber optic local area networks, and generation of red, green or blue light on a semiconductor chip for miniature display systems.

PRODUCTS

        The Company produces over 200 standard products and develops custom products for specific customer applications. SDL's products include: (i) "single mode" semiconductor OEICs and lasers, (ii) "multimode" semiconductor OEICs and lasers, (iii) fiber-coupled products and (iv) systems incorporating or interfacing with the Company's semiconductor OEIC, laser and fiber optic products. Prices for the Company's products range from a few dollars to tens of thousands of dollars.

        SINGLE MODE PRODUCTS

        "Single mode" refers to the ability to focus the light from the semiconductor OEIC or laser to a tiny spot (known as a diffraction limited spot) approximately 100 times smaller than the diameter of a human hair. Diffraction limited spots have a dimension of approximately the wavelength of such light. Single mode products allow greater voice and data rates to be transmitted over optical fiber. Single mode products also allow data storage on and retrieval from regions the size of the laser's diffraction limited spot. The next generation of this technology is expected to allow greater amounts of information to be stored in an even smaller physical space. Currently, such products primarily use infrared lasers, emitting at a wavelength of approximately 780 nanometers (nm). Using a single mode blue laser emitting at a wavelength of 430 nm would allow the storage and retrieval of approximately four times more information in the same space. A red laser operating at 630 nm would allow storage and retrieval of approximately two times the data of an infrared laser or half the data of a blue laser.

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

        FIBER COUPLED PRODUCTS

        Light from both "single mode" and "multimode" products is often coupled into a transparent single mode or multimode optical fiber, respectively, prior to sale to a customer application. The acquisition of SDL Optics allows SDL to sell "single mode" fiber coupled products in addition to the "multimode" fiber coupled products sold previously. New single mode fiber coupled products made by SDL Optics include high power versions of the 980 nm pump module for excitation of optical fiber amplifiers.

        SYSTEM PRODUCTS

        In addition to producing semiconductor OEICs and lasers, the Company manufactures electronic systems which provide control, power and interface functions for its semiconductor OEICs, lasers and fiber optic products. The Company presently markets 18 such systems. A recently introduced fiber LAN transmitter/receiver system offers 1.2 gigabit per second transmission over a wider range of environmental conditions than any other product known to the Company. A fiber amplifier, coupled to a wavelength tunable semiconductor laser, provides what the Company believes is the highest power tunable light source in the key 1550 nm range of wavelengths serving the rapidly growing wavelength division multiplexing (WDM) fiber optic market. Fiber amplifiers are also being developed to boost the light intensity in satellite to satellite communications systems. Eight of the Company's system products are sold primarily to scientific and engineering development laboratory users who do not wish to provide their own electronic control units. These include a line of high-power, wavelength tunable and wavelength stabilized products for scientific, pollution sensing and chemical monitoring applications. The Company also produces five different fiber coupled optical power delivery systems including an award winning fiber laser system. These fiber-optic power delivery systems are used in laser surgery, materials processing, marking, scribing, soldering and pumping of solid state lasers.

CUSTOMERS

        The Company received approximately 19 percent, 21 percent, and 19 percent of its 1997, 1996, and 1995 revenue, respectively, from Lockheed Martin Corporation (Lockheed Martin) through several government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during 1997, 1996 and 1995 was derived from Federally-funded programs. See "Factors Affecting Earnings and Stock Price--Dependence Upon Government Programs and Contracts."

TECHNOLOGY

        The Company's leadership in developing and delivering certain semiconductor OEICs, lasers and systems is based upon the Company's expertise in the technologies set forth below. The Company has a significant portfolio of proprietary technology, and has been issued over 70 U.S. patents and has approximately 86 U.S. patent applications pending. In addition, the Company has a royalty-free, non-exclusive license to approximately 50 Xerox U.S. patents related to optoelectronics and lasers.

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

        Fiber lasers and fiber amplifiers are specially doped optical fibers which can generate or amplify laser light. Fiber lasers and fiber amplifiers, unlike semiconductor lasers, cannot be excited directly by electrical current. Instead, light from a semiconductor laser is used to excite or pump a fiber laser or fiber amplifier. Fiber lasers are being deployed in materials processing and thermal printing systems. Fiber amplifiers are finding applications in multichannel WDM and CATV fiber optic communication systems.

        ADVANCED SEMICONDUCTOR OEIC AND LASER DESIGNS

        The Company has developed advanced application specific semiconductor OEIC and laser designs. Specifically, the Company believes that it has developed high power single mode chip designs that emit higher optical power levels than any other commercial single mode laser. These are used to pump fiber amplifiers. The Company's most powerful multimode OEIC contains the equivalent of 1,000 semiconductor lasers. Two-dimensional arrays of these multimode OEICs are currently available at 5,000 watts of peak power and 1,400 watts of average power from a four centimeter by four centimeter array.

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

RESEARCH AND DEVELOPMENT

        Research and development in the semiconductor OEIC, laser and fiber optics industry is characterized primarily by design and product engineering that enables new functionality or improved performance. The Company believes that its ability to successfully compete will be substantially dependent on its ability to design, develop and introduce on a timely basis new product offerings. The Company also focuses on reducing the cost of existing manufacturing processes, developing new process capabilities and adding new features to existing products.

        In 1997, 1996 and 1995, the Company spent approximately $9.8 million, $6.7 million and $4.0 million, respectively, on internally-funded research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

        The Company receives research, development, or product customization funding from Fortune 500 companies, major international corporations, smaller domestic and international companies, and multiple. Federal government agencies. Under such programs, the Company may bill the customer for a fixed non-recurring engineering charge or may bill for actual burdened costs. On many of these programs, the Company teams with its customers or suppliers to present a vertically integrated system solution. Certain of these programs also require research and development cost-sharing by the Company.

        The Company's product development strategy emphasizes a broad line of standard products that are based on customer input and requests, as well as custom product design. The Company often develops new products at the customer's system-design stage in order to optimize compatibility with the customer's system and to better ensure market acceptance.

        The Company has successfully introduced what it believes to be leading edge products. Over a 13 year period, the Company received over 20 new product awards from the three leading industry trade journals, more such awards over that time period than any other company in the industry. There can be no assurance that the Company will succeed in identifying new product opportunities, or in developing and bringing to market any such new products, or that the Company will be able to respond effectively to technological advances by others. There also can be no assurance that the Company's new products will be accepted by the Company's end markets. Moreover, the end markets for the Company's new standard products are subject to rapid technological change and there can be no assurance that, as such markets change, the Company's product offerings will remain current. See "Factors Affecting Earnings and Stock Price--Dependence on Emerging Applications."

MANUFACTURING

        The Company's manufacturing operations are located at the Company's headquarters in San Jose, California, at a nearby facility in Santa Clara, California and near Victoria, British Columbia, Canada. The Company's manufacturing operation is vertically integrated and has capabilities in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, and final assembly and testing. Many of the functions within the Company's manufacturing operation are computer monitored or controlled, which are designed to enhance reliability and yield. The Company employs flexible manufacturing techniques, allowing the Company to switch readily, reliably and efficiently from one product to another. The Company believes that its flexible manufacturing capability differentiates it from its competitors.

        The Company's semiconductor OEICs, lasers and fiber optic products are fabricated using many proprietary processes and customized manufacturing equipment. Therefore, almost all steps in the manufacturing of the semiconductor OEICs are performed by the Company. Any interruption in manufacturing resulting from shortages of parts or equipment, earthquake, fire, equipment failures or otherwise could have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. See "Factors Affecting Earnings and Stock Price--Manufacturing Risks" and "Factors Affecting Earnings and Stock Price--Need to Manage Growth." Outside contractors and suppliers are used to supply raw materials, packages and standard components, and to assemble printed circuit boards. The Company depends on single or a limited number of suppliers. The Company generally purchases these single or limited source products through standard purchase orders or one year supply agreements. The Company seeks to maintain a sufficient safety stock to overcome shipping delays or supply interruptions by its suppliers. The Company also endeavors to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally (although not always) been able to obtain sufficient supplies in a timely manner. Operating results could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable alternate parts, receipt of defective parts or contaminated materials, an increase in the pricing of such parts, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures. See "Factors Affecting Earnings and Stock Price--Dependence on Single Source and Other Third Party Suppliers."

        The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet the demand of its existing customer base and of new customers. As a result, the Company expanded and remodeled its facilities in 1997 and intends to further expand and remodel its manufacturing facilities in the near future. In addition, the Company has a subsidiary, SDL Optics, located near Victoria, British Columbia, Canada. The Company had no experience in managing operations in multiple sites and no assurance can be given that the Company will not experience unexpected delays, inefficiencies or management problems arising out of its multisite operations. Such delays or inefficiencies could materially adversely affect the Company's business and results of operations. The Company has experienced, and may in the future experience, lower than expected production yields on many of its products, including some of its key product lines. This reduction in yields adversely affects gross margins and delays component, product and system shipments. There can be no assurance that the Company will be able to achieve acceptable manufacturing yields or ship products on time in the future. See "Factors Affecting Earnings and Stock Price--Manufacturing Risks" and "Factors Affecting Earnings and Stock Price--Need to Manage Growth."

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

BACKLOG

        As of December 31, 1997, the Company's total backlog was approximately $43.1 million, as compared to approximately $37.2 million at December 31, 1996. This increase is primarily due to orders placed during 1997. Orders constituting the Company's backlog are generally subject to delivery rescheduling, price renegotiations and cancellation at the option of the buyer without significant penalty. A significant portion of the Company's business, in line with that of much of the semiconductor and communications industries, is characterized by short lead-time orders and quick delivery schedules.

COMPETITION

        The Company's various markets are highly competitive. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) suppliers of potential new technologies and (iv) suppliers of existing alternative technologies.

        The Company offers a range of components, products and systems, and has numerous competitors worldwide in various segments of its markets. In high power laser and light source replacement markets, its direct competitors include Opto Power and Sony. In its single mode laser markets, its competitors include Sanyo and Philips among others. In its fiber amplifier pump market, Uniphase is the Company's primary competitor, with other competitors emerging. SDL Optics has multiple competitors in its single mode pump module product lines, including Lasertron and Nortel. In 1997, several new start-ups began shipping products in these markets. The Company also is broadening its product offering in the systems area and moving into new markets with many new competitors. The Company often competes with David Sarnoff Research Laboratories, among others, for research contract funding. The Company also sells its products to current competitors and companies with the capability of becoming competitors. If the markets for the Company's products continue to grow, new competitors are likely to emerge and present competitors may increase their market share.

        Potential new technologies may emerge to compete with the Company's products. For example, the Company has announced the demonstration of high power blue ultraviolet semiconductor lasers based on gallium nitride. Blue semiconductor lasers have been demonstrated based on an alternative technology, which the Company is not presently pursuing. Although such alternative technology has, to date, exhibited poor reliability, rapid advances in that technology could render obsolete any gallium nitride based lasers developed by the Company. Additionally, many other companies around the world are working to develop or have developed blue gallium nitride lasers. In most of the Company's product lines, both the Company and competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. There can be no assurances that the Company will continue its development efforts, or that such efforts, if continued, will be successful. In addition, there can be no assurances that markets will develop for any such products, or that any such products would be competitive with other technologies or products that may be developed by others.

        The Company also competes with alternate existing technologies. For example, the Company makes semiconductor laser products for powering CATV and telecommunications optical amplifiers. These optical amplifiers compete with electronic repeaters which utilize semiconductor laser transmitters and photo-sensitive receivers.

        Many of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SDL. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of market share. See "Factors Affecting Earnings and Stock Price - Competition."

INTELLECTUAL PROPERTY

        The Company has been a leader in the development of new technologies in the optoelectronics field and as such, has actively sought to patent its inventions. The Company frequently reviews its inventions and attempts to determine which inventions will provide substantial differentiation, or represent substantial advancement, between the Company's products and those of its competitors. In certain cases, the Company may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in the Company's manufacturing processes. The Company has entered into non-disclosure agreements to protect its proprietary technology with its employees and consultants, and in some instances with its suppliers and customers.

        To date, the Company has been issued over 70 U.S. patents, domestic and foreign, on devices, processes, packages and systems. No patent has less than six years of life remaining before expiration and the average remaining life is approximately 12 years. Approximately 86 additional patent applications are pending. The Company also has a royalty-free license to approximately 50 Xerox U.S. patents. It also has five royalty-bearing licenses under which the Company licenses additional patents from third parties. Management believes that the breadth of its issued and pending patents and licenses will allow the Company to compete effectively in its present and future businesses. However, because of rapid technological developments in the communications, electronics, optics and semiconductor industries and the broad and rapidly developing patent coverage, the patent position of any manufacturer, including the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, is licensed under other patents and is currently prosecuting additional patent applications, there can be no assurance that patents will issue from any pending applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial cost to the Company. See "Factors Affecting Earnings and Stock Price--Risk of Patent Infringement Claims and--Dependence on Proprietary Technology."

        Due to collaborative efforts with others, some of the Company's pending patent applications or issued patents are filed under undivided joint ownership. Approximately 39 of the Company's issued patents and pending applications were developed under Federal government funding and contain a provision for a non-exclusive, royalty-free license for Federal government use.

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

FACTORS AFFECTING EARNINGS AND STOCK PRICE.

        The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include: the Company's expected future levels of research and development (R&D) expenditures, under the heading "Business-Research and Development;" the Company's ability to switch readily, reliably and efficiently from manufacture of one product to another, under the heading "Business-Manufacturing," the Company's ability to compete effectively in the future, under the heading "Business-Intellectual Property;" the effect of R&D expenditures on manufacturing yields, gross margin and product introduction, the amount of future R&D and selling, general and administrative (SG&A) expenditures, the amount and realizability of the Company's net deferred tax assets, the amount and timing of capital equipment and leasehold improvements expenditures, the sufficiency of anticipated cash resources to meet the Company's future cash needs, and the expense, timing and impact of Year 2000 issues and solutions, all under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

        Manufacturing Risks. The manufacture of semiconductor OEIC, laser and fiber optic based components, products and systems such as those sold by the Company is a highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by the Company or its suppliers has in the past and could in the future adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its operating results and customer relationships would be adversely affected.

        The Company relies exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. To alleviate, at least in part, this situation, the Company recently remodeled its front-end wafer fabrication facility and its packaging and test facility. The Company incurred additional start-up costs from the expansion of its wafer fabrication capacity during 1997. Front-end production activities were operated in parallel to allow adequate time for customer acceptance and to validate yields, thereby increasing production costs. There can be no assurances that the Company will not experience further start-up costs and yield problems in fully utilizing its increased wafer capacity. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, the loss of whom could affect the Company's ability to effectively operate and service such equipment.

        The Company experienced lower than expected production yields on some of its products, including certain key product lines during 1996 and 1997. While the Company has aggressively addressed these problems, solutions on certain product lines have proven to be more difficult to identify and implement than anticipated. This reduction in yields adversely affected gross margins, delayed component, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

        Need to Manage Growth. The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet the demand of its existing customer base and of new customers. The growth in the Company's revenue and expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and results of operations.

               Dependence Upon Government Programs and Contracts. In 1997, 1996 and 1995, the Company derived approximately 38 percent, 43 percent and 45 percent, respectively, of its revenue directly and indirectly from a variety of Federal government sources. Direct sources included Federal agencies such as NASA, Defense Advanced Research Projects Agency (DARPA), Air Force, Navy, Army, Department of Defense (DoD), Department of Commerce (DoC), National Institute of Standards and Technology (NIST), National Science Foundation (NSF) and Department of Energy (DoE). Indirect funding includes standard and custom product sales to, and subcontracts under, customers' prime contracts and subcontracts with various Federal agencies. The Company received approximately 19 percent and 21 percent of its revenue for 1997 and 1996, respectively, from Lockheed Martin through several government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during 1996 and 1997 was, and during 1998 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1997, 1996 and 1995 was funded by Federal programs. There can be no assurance that the Federal government will have the available resources to fund such programs, that such programs will continue to be funded even if government agencies have available financial resources, or that the Company will continue to be awarded contracts under such programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. SDL is engaged in various cost-reimbursement type contracts with the U.S. Government. These contracts utilize allowable costs plus contract fee to determine revenue. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted and could result in the future, in price adjustments. The government has in the past and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. Although the outcome of this matter cannot be determined at this time, management does not believe that its outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term. In addition, a change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under the eligibility requirements for the Federal government's Small Business Innovative Research
(SBIR) programs and is no longer able to compete for research contract awards within this government program. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 5 percent and 6 percent of revenue in 1997 and 1996, respectively.

        Dependence on Emerging Applications. The Company's current products serve many applications in the communications, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. A substantial portion of the Company's products addresses markets that are not now, and may never become, substantial commercial markets. The Company has experienced, and is expected to experience, technological and pricing constraints that may preclude development of markets and result in fluctuation in customer orders. Currently, several of the Company's customers are testing a new pump module for potential volume applications. No assurances can be given that the Company or its customers will qualify the new product, will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's or customer's products, that the Company's products will be accepted in end-user markets, that the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products.

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

        Risk of Patent Infringement Claims. The semiconductor, optoelectronics, communications, information and laser industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time the Company has received and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. In addition, there can be no assurance that additional infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company, or that existing claims or any other assertions will not result in an injunction against the sale of infringing products or otherwise materially adversely affect the Company's business and results of operations.

        In 1985, the Company first received correspondence from Rockwell International Corporation (Rockwell) alleging that a fabrication process used by the Company infringes Rockwell's patent rights. Those allegations have led to two lawsuits, which are currently pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including SDL, Rockwell International Corporation v. The United States of America, No. 93-542C (U.S. Ct. Fed. Cl.) (the Government Lawsuit). The Company was not originally named as a party to the Government Lawsuit. However, the Federal government has asserted that, if it is held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with the Company, then the Company will be liable to indemnify the Federal government for a portion of its liability on certain contracts. In June 1995, after

Rockwell filed a second lawsuit (the California Lawsuit described below), the Company filed a motion to intervene in the Government Lawsuit. That motion was granted on August 17, 1995. Upon intervening, the Company filed an answer to Rockwell's complaint, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. After extensive discovery, both the Government and the Company moved for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in favor of the Government and the Company. Rockwell has appealed the Court's decision to the U.S. Circuit Court for the Federal Circuit. Oral argument on the appeal is scheduled for March 3, 1998.

        As noted above, the Company's decision to intervene in the Government Lawsuit was made after Rockwell, in May 1995, filed suit against the Company in the Northern District of California, alleging that the Company had infringed the Rockwell patent in connection with the Company's manufacture and sale of products to customers other than the United States. Again, the complaint alleges that a fabrication process used by the Company infringes the Rockwell patent. (Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (U.S. Dist. Ct., N.D. Cal.). By its complaint, Rockwell seeks a permanent injunction against the Company enjoining it from infringement of the Rockwell patent, damages in an unspecified amount for the Company's alleged past infringement of the patent, treble damages and attorneys' fees. The complaint was served on the Company on June 30, 1995 and the Company filed an answer to the complaint on August 18, 1995, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. Prior to filing its answer, on August 11, 1995, the Company filed a motion to stay this action based upon the pendency of the Government Lawsuit. The District Court granted the Company's motion to stay on September 15, 1995. There have been no further proceedings in this action. The Company believes that it has meritorious defenses to Rockwell's allegations, including, among others, that the Company's process does not infringe Rockwell's patent upon which its claim is based and that such patent is invalid, as was found by The Court of Federal Claims in the Government Lawsuit. However, the resolution of intellectual property disputes is often fact intensive and, therefore, the results are inherently uncertain. There can be no assurance that Rockwell will not ultimately prevail in this dispute, including no assurance that the favorable decision by the Court of Federal Claims will not be reversed on appeal. If Rockwell were to prevail, it could be awarded substantial monetary damages and/or an injunction against the sale of infringing products by the Company. If such an injunction were entered, the Company may seek to obtain a license to use Rockwell's patent. There can be no assurance, however, that a license would be available on reasonable terms or at all. The award of monetary damages against the Company, or the grant of an injunction and failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on the Company's business and results of operations. Rockwell is significantly larger than the Company and has significantly greater resources with which to pursue such litigation. If the favorable decision of the Court of Federal Claims were reversed on appeal, then litigation of Rockwell's claim against the Company would be expected to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel and could have a material adverse effect on the Company's business and results of operations.

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

        Dependence on Proprietary Technology. The Company's future success and competitive position is dependent in part upon its proprietary technology, and the Company relies in part on patent, trade secret, trademark and copyright law to protect its intellectual property. There can be no assurance that any of the 70 patents owned or approximately 50 patents licensed by the Company will not be invalidated, circumvented, challenged or licensed to others, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's approximately 86 pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company, or patent or assert patents on technology which the Company might use or intend to use. In addition, effective copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Certain of the Company's technology is licensed on a non-exclusive basis from Xerox and other third parties which may license such technology to others, including competitors of the Company. There can be no assurance that steps taken by the Company to protect its technology will prevent misappropriation of such technology. In addition, litigation has been necessary and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation has resulted in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations. Moreover, the Company may be required to participate in interference proceedings to determine the propriety of inventions which could result in substantial cost to the Company. See "Business -- Intellectual Property."

        Competition. The Company's various markets are highly competitive. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) suppliers of potential new technologies and (iv) suppliers of existing alternative technologies. The Company offers a range of components, products and systems and has numerous competitors worldwide in various segments of its markets. As the markets for the Company's products grow, new competitors have recently emerged and are likely to continue to do so in the future. The Company also sells products and services to companies with which it presently competes or in the future may compete. In most of the Company's product lines, both the Company and competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. Many of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SDL. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors have not already or will not in the future develop or acquire products or technologies comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could have a material adverse effect on the Company's results of operations through price reductions and loss of market share. See "Business -- Competition."

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

        International Distribution Risks. International revenue accounted for approximately 17 percent, 15 percent and 23 percent, of the Company's total revenue in 1997, 1996 and 1995, respectively. International revenue carries a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of unstable environments in economies outside the United States, generally longer receivable collection periods, changes in regulatory environments, tariffs and other potential trade barriers. In addition, certain of the Company's international revenue is subject to export licensing and approvals by the DoC or other Federal governmental agencies. Although to date the Company has experienced little difficulty in obtaining such licenses or approvals, the failure to obtain such licenses or approvals or comply with such regulations in the future could have a material adverse effect on the Company's business and results of operations.

        The Company currently uses local distributors in key industrialized countries and local representatives in smaller markets. Although the Company has formal distribution contracts with certain of its distributors and representatives, some of the Company's relationships are currently on an informal basis. Most of the Company's international distributors and representatives offer only the Company's products; however, certain distributors offer competing products and there can be no assurance that additional distributors and representatives will not also offer products that are competitive with the Company's products. There can be no assurance that the Company's international distributors and representatives will enter into formal distribution agreements at all or on acceptable terms, will not terminate informal or contractual relationships, will continue to sell the Company's products or that the Company will provide the distributors and resellers with adequate levels of support. The loss of, or a significant reduction in revenue through, a significant number of the Company's international distributors and representatives would have a material adverse effect on the Company's business and results of operations.

        Risks of Acquisitions. The Company's strategy involves the acquisition and integration of additional companies' products, technologies and personnel. The Company has limited experience in acquiring outside businesses. Acquisition of businesses requires substantial time and attention of management personnel. Further, integration of newly established or acquired businesses is often disruptive. Since the Company has acquired or in the future may acquire one or more businesses, there can be no assurance that the Company will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such businesses into its business. Failure to do so could materially adversely affect the Company's business, financial condition and results of operations.

        Potential Volatility of Stock Price. Factors such as announcements of technological innovations, large customer orders, customer order delays or cancellations, customer qualification delays or new products by the Company, its competitors or third parties, possible acquisition of SDL by a third party, merger or acquisition announcements, production problems as well as quarterly variations in the Company's actual or anticipated results of operations and developments in litigation involving the Company, may cause the market price of the Company's Common Stock to fluctuate significantly. Furthermore, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Many companies in the semiconductor, communications, information and laser industries have in the past year experienced historical highs in the market prices of their stock. The prices for several of these companies, as well as the Company, have subsequently decreased significantly. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

EMPLOYEES

        As of December 31, 1997, the Company employed 625 people, including 401 in manufacturing, 148 in engineering, research and development, 26 in sales and marketing, and 50 in general and administrative capacity. The Company also employs, from time to time, a number of temporary employees and consultants on a contract basis. As of December 31, 1997, the Company employed 22 such people. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


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

        In January 1995, the Company leased an additional 50,000 square feet of manufacturing and office space in Santa Clara, California, approximately three miles from its headquarters. During 1997, the Company exercised an option for an adjacent additional 50,000 square feet which it expects to occupy in 1998. This lease, including the additional space, expires in March 2002. The Company has renewal options to extend this lease through 2017.

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


ITEM 3. LEGAL PROCEEDINGS

        Rockwell litigation. In 1985, the Company first received correspondence from Rockwell alleging that a fabrication process used by the Company infringes Rockwell's patent rights. Those allegations have led to two lawsuits, which are currently pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including the Company, Rockwell International Corporation v. The United States of America, No. 93-542C (U.S. Ct. Fed. Cl.) (the Government Lawsuit). The Company was not originally named as a party to the Government Lawsuit. However, the Federal government has asserted that, if it is held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with the Company, then the Company will be liable to indemnify the Federal government for a portion of its liability on certain contracts. In June 1995, after Rockwell filed a second lawsuit (the California Lawsuit described below), the Company filed a motion to intervene in the Government Lawsuit. That motion was granted on August 17, 1995. Upon intervening in the Government Lawsuit, the Company filed an answer to Rockwell's complaint, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. After extensive discovery, both the Government and the Company moved for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in favor of the Government and the Company. Rockwell has appealed the Court's decision to the U.S. Circuit Court for the Federal Circuit. Oral argument on the appeal is scheduled for March 3, 1998.

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


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET PRICE OF COMMON STOCK

        The Company's common stock is traded on the Nasdaq National Market under the symbol SDLI. The high and low sales prices are as reported by the Nasdaq National Market.

PRICE RANGE OF COMMON STOCK

                           High         Low
                           ----         ---
Q1 1997                  $29.00        $14.00
Q2 1997                  $21.50        $ 8.00
Q3 1997                  $25.25        $16.00
Q4 1997                  $22.38        $13.50

Q1 1996                  $22.67        $15.00
Q2 1996                  $32.00        $19.50
Q3 1996                  $29.00        $17.63
Q4 1996                  $26.50        $16.25


        The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends to its stockholders in the near future. The Company presently intends to retain any earnings to finance further growth of its business.

        As of January 2, 1998, the Company had approximately 5,000 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA


        The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                  YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------
                               1997(1)(2)(3)     1996      1995 (1)       1994         1993
                               ------------    ---------   ----------   ----------   ---------
                                            (In thousands, except per share data)
Revenue ......................    $ 91,364     $ 82,475    $ 53,894     $ 33,024     $ 27,702
Cost of revenue ..............      65,154       54,956      33,390       19,991       16,879
                                  --------     --------    --------     --------     --------
Gross margin .................      26,210       27,519      20,504       13,033       10,823
Research and development .....       9,794        6,681       3,994        2,781        3,047
Selling, general, and
  administrative .............      41,280       12,166       7,649        4,574        3,583
In-process research and
  development ................         753           --      10,010           --           --
                                  --------     --------    --------     --------     --------
Operating income (loss) ......     (25,617)       8,672      (1,149)       5,678        4,193
Net income (loss) ............    $(24,679)    $  7,121    $ (2,819)    $  2,195     $  1,150

Net income (loss) per share-
basic(4) .....................    $  (1.83)    $   0.59    $  (0.31)    $   0.38     $   0.20
Net income (loss) per
  share-diluted(4) ...........    $  (1.83)    $   0.54    $  (0.31)    $   0.29     $   0.15
Weighted average
 shares -basic(4) ............      13,497       12,012       9,228        5,738        5,657
Weighted average
shares-diluted(4) ............      13,497       13,199       9,228        7,461        7,421
Cash dividend on
 common stock ................    $     --     $     --    $     --     $     --     $     --

                                                     AS OF DECEMBER 31,
                               ----------------------------------------------------------------
                                 1997          1996         1995          1994         1993
                               ----------    ----------   ----------   -----------   ---------
                                                       (In thousands)
Balance sheet data:
  Working capital ............    $ 36,012     $ 63,243    $ 22,649     $  5,556     $  6,425

  Total assets ...............    $ 94,224     $113,842    $ 56,643     $ 23,799     $ 19,612

  Long-term debt (less current
    portion) .................    $     --     $     --    $     --     $ 22,519     $ 24,821
  Convertible redeemable
    preferred stock(5) .......    $     --     $     --    $     --     $ 10,545     $ 10,470
  Stockholders' equity (net
    capital deficiency) ......    $ 76,587     $ 99,227    $ 40,500     $(18,269)    $(20,464)

----------------------
(1) The results of operations for the years ended December 31, 1995 and 1997 include a one-time write-off of in-process research and development of approximately $10.0 million and $0.8 million, respectively, in connection with the acquisition of Seastar Optics and Mr. Laser, Inc.

(2) In 1997, the Company changed from a calendar year end to a 52-53 week year ending on the Friday closest to December 31. Fiscal year 1997 ended January 2, 1998. For ease of discussion and presentation all fiscal year ends are referred to as ending on December 31.

(3) The results of operations for the year ended December 31, 1997 include a one-time charge totaling $27.5 million related to costs associated with the litigation settlement and related legal costs of the Spectra-Physics legal dispute. See Note 13 of Notes to Consolidated Financial Statements.

(4) The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Consolidated Financial Statements.

(5) See Note 9 of Notes to Consolidated Financial Statements for discussion of preferred stock conversion.

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

        The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes approximately 60 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 70 U.S. patents and has approximately 86 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

        In November 1995, the Company and its subsidiary, SDL Optics, acquired the net assets of Seastar Optics, Inc., which was accounted for under the purchase method of accounting. SDL Optic's operating results are included in the accompanying consolidated financial statements from that date.

        In November 1997, the Company acquired all the outstanding shares of Mr. Laser, Inc., which was accounted for under the purchase method of accounting. Mr. Laser's operating results are included in the accompanying consolidated financial statements from that date.

        In 1997, the Company changed its year-end from a calendar year ending December 31, to a 52-53 week year ending on the Friday closest to December 31. The Company's fiscal 1997 ended January 2, 1998. For ease of discussion and presentation, all fiscal year ends are referred to as ending on December 31.

        Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be forward-looking statements regarding the Company's business, operations and prospects. The Company's actual results could differ materially from those in such forward-looking statements. See "Factors Affecting Earnings and Stock Price."

        The following table sets forth certain operating results expressed as a percentage of total revenue for the periods indicated.

YEAR ENDED DECEMBER 31,                    1997(1)(2)       1996         1995(2)
-----------------------                    ----------       ----         -------
Revenue:
    Product revenue...................        84.0%         84.6%          84.0%
    Research revenue..................        16.0          15.4           16.0
                                             -----         -----          -----
        Total revenue.................       100.0%        100.0%         100.0%
Cost of revenue:
    Cost of product revenue (3).......        69.7          65.0           59.3
    Cost of research revenue (3)......        79.6          75.5           75.7
                                             -----         -----          -----
        Total cost of revenue.........        71.3          66.6           62.0
                                             -----         -----          -----
        Gross margin..................        28.7          33.4           38.0
Operating Expenses:
    Research and development..........        10.7           8.1            7.4
    Selling, general, and administrative      45.2          14.8           14.2
    In-process research and development        0.8           -             18.5
                                             -----         -----          -----
        Total operating expenses......        56.7          22.9           40.1
                                             -----         -----          -----
        Operating income (loss).......       (28.0)         10.5           (2.1)
Interest income, net..................         1.5           1.8            0.2
                                             -----         -----          -----
Income (loss) before income taxes.....       (26.5)         12.3           (1.9)
Provision for income taxes............         0.5           3.7            3.3
                                             -----         -----          -----
Net income (loss).....................       (27.0)%         8.6%          (5.2)%
                                             =====           ===           ====

----------------------
(1) The results of operations for the years ended December 31, 1995 and 1997 include a one-time write-off of in-process research and development of approximately $10.0 million and $0.8 million, respectively, in connection with the acquisition of Seastar Optics and Mr. Laser, Inc., respectively.

(2) The results of operations for the year ended December 31, 1997 includes a one-time charge of $27.5 million related to costs associated with the litigation settlement and related legal costs of the Spectra Physics legal dispute. See Note 13 of Notes to Consolidated Financial Statements.

(3) Cost of product revenue and cost of research revenue are stated as a percentage of product revenue and research revenue, respectively.


RESULTS OF OPERATIONS

Revenue. The Company recorded an 11 percent increase in revenue to $91.4 million during 1997, following a 53 percent increase in 1996 revenue to $82.5 million. Continued demand for the Company's semiconductor laser and optoelectronic solutions, primarily within the fiber-based communications market, has provided this revenue growth over the past two years. Revenue generated from SDL's 980 nm pump module increased 242 percent from 1996 to 1997. Revenue from non-government product applications grew 19 percent during 1997 to represent 62 percent of revenue compared to 57 percent and 55 percent of revenue during 1996 and 1995, respectively. Research revenue grew 15 percent during 1997 and accounted for 16 percent and 15 percent of revenue for 1997 and 1996, respectively. There can be no assurances that the applications markets for SDL's products will grow in future periods at historical percentages. Further, there can be no assurances that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

The Company derived 38 percent, 43 percent, and 45 percent of its 1997, 1996 and 1995 revenue, directly or indirectly from a variety of Federal government sources. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1997, 1996 and 1995 was funded by Federal programs. There can be no assurances that such programs will continue to be funded even if government agencies have available financial resources or that the Company will continue to be awarded contracts under such programs.

Approximately 19 percent, 21 percent and 19 percent of 1997, 1996 and 1995 revenue was received from Lockheed-Martin through numerous government and commercial programs. While absolute dollar revenue from Lockheed-Martin increased during 1997, the percentage of revenue decreased due to the growth in SDL's non-government product applications revenue. Most of the revenue from Lockheed-Martin during this three year period was, and during 1998 is expected to be, derived from Federally-funded programs, which are subject to renewal every one or two years and to termination for convenience by the government agency. It is expected that revenue received under these current Lockheed-Martin programs will continue to decrease as a percentage of the Company's total 1998 revenue. A loss of the Company's contracts with Lockheed-Martin could have an adverse effect on the Company's results of operations.

During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the government's Small Business Innovative Research (SBIR) programs and is no longer able to compete for research contract awards within this government program. Previously awarded SBIR contracts can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 5 percent and 6 percent of total revenue in 1997 and 1996, respectively.

International revenue represents 17 percent, 15 percent, and 23 percent of total revenue for 1997, 1996, and 1995, respectively. SDL's acquisition of the SDL Optics business, a former international customer of SDL, and the large percentage of SDL Optics revenue occurring within the U.S. communications market, primarily contributed to the decreased 1997 and 1996 percentages for international revenue compared to 1995.

Gross margin. Gross margin as a percentage of revenue was 29 percent in 1997, compared to 33 percent and 38 percent for 1996 and 1995, respectively. The decline in gross margin during 1997, as compared to 1996 and 1995 primarily resulted from: (i) start-up costs for expansion of the Company's wafer fab and transition of the various product lines to the new fabrication equipment, (ii) higher incremental manufacturing engineering costs, (iii) inventory write-offs in the June quarter totaling $1.4 million for the transition to new manufacturing processes, designs and equipment, and (iv) a reserve of $1.6 million related to changes in estimable reimbursable costs in the June quarter. Increased product throughput during the second half of 1997 improved product gross margins to 33 percent for the six months ended December 1997. See "Factor Affecting Earnings and Stock Price - Manufacturing Risks."

Gross margin as a percentage of revenue was 33 percent in 1996, compared to 38 percent for 1995. Gross margin for 1996 was impacted by production yield issues on several of the Company's product lines during the third quarter of 1996 and, to a lesser degree, volume discounts on certain products. Gross margin for product revenue decreased during the September 1996 quarter, in part due to: (i) fixed manufacturing costs allocated over a smaller manufactured product base,
(ii) significantly higher variable manufacturing costs for product lines with low production yields and (iii) higher levels of manufacturing engineering costs incurred as engineering resources were required to research and address SDL's production yield problems.

The Company's gross margin can be affected by a number of factors, including product mix, pricing pressures and product yield. Generally, the cost of newer products has tended to be higher as a percentage of product revenue than that of more mature, higher volume products. In addition, the cost of research revenue is significantly higher as a percentage of revenue, as research revenue is typically based on costs incurred rather than market pricing. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margins at historical levels in future periods.

Research and development SDL believes it is critical to make investments in research and development to maintain its competitive advantage in innovative, productive and high-quality products. Research and development grew to $9.8 million during 1997 compared to $6.7 million and $4.0 million during 1996 and 1995. Research as a percentage of revenue was 11 percent, 8 percent and 7 percent for 1997, 1996 and 1995, respectively. The growth in 1997 research and development resulted primarily from increased manufacturing process development efforts, together with the development of new communications and laser system products. The Company believes these investments in research and development will further improve manufacturing yields and gross margin, as well as lead to new product introductions, some of which having already been introduced during 1997. It is expected that the Company will continue to invest increasing amounts for research and development during 1998 in continuing to improve product and manufacturing process yield issues, together with the introduction of new products. Research and development may vary based on future levels of customer funded research and development.

Selling, general and administrative (SG&A). During the second quarter of 1997 the Company recorded a $27.5 million charge for the settlement and related legal costs associated with the Spectra-Physics vs. SDL, Inc. legal dispute. Excluding the settlement and related legal costs, SG&A expense, as a percentage of revenue was 15 percent for 1997, compared to 15 percent and 14 percent in 1996 and 1995, respectively. The year-over-year increases in SG&A are primarily attributed to the continuing expansion of the Company's business, headcount growth and increasing legal costs in defense of the Spectra-Physics lawsuit during 1996 and 1997, and amortization expense resulting from the acquisition of Seastar Optics beginning in December 1995. The Company expects that SG&A amounts, exclusive of the settlement and related legal costs, will continue to increase to support the Company's current and expected future volumes of business, including the expansion of SDL's domestic and international sales and marketing efforts. However, there can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

In-process research and development. The acquisition of Mr. Laser, Inc. during 1997 and Seastar Optics during 1995 resulted in the write-off of purchased in-process research and development of $0.8 million and $10.0 million, respectively.

Interest income, net. During 1997 the Company liquidated a portion of its interest income generating investments for payment of $27.5 million in settlement and related legal costs associated with the resolution of the Sprectra-Physics legal dispute. The early liquidation of certain of these investment securities resulted in a loss of approximately $0.3 million, which is included within interest income on the statement of operations. Excluding that loss, interest income recorded during 1997 increased slightly from that recorded during 1996. Interest income increased significantly during 1996 as compared to 1995 as a result of the repayment of the outstanding subordinated and bank debt balances effective with the Company's March 1995 initial public stock offering, combined with the investment in income generating investments of cash received from the Company's June 1996 follow-on public stock offering.

Provision for Income Taxes. The income tax provision for the year ending December 31, 1997 of $417,000 primarily consists of current foreign income taxes for the earnings of SDL Optics. No income tax benefit has been recognized for the 1997 loss incurred because realization of deferred tax assets arising as a result of the loss sustained is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to offset the deferred tax assets resulting from the loss.

The effective tax rate for the years ending December 31, 1996 and 1995 were 30 percent and 37 percent respectively. The tax rate for 1996 is less than that for 1995 due to the incremental benefits of state tax credits and tax-exempt interest income, as well as reduction in the valuation allowance.

Although realization is not assured, the Company continues to believe that it will generate future taxable income sufficient to realize the benefit of the $3 million of net deferred tax assets previously recognized. The amount of the net deferred tax assets considered realizable could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.


Quarterly Results of Operations

The following tables set forth certain unaudited quarterly financial data for the four quarters of each 1997 and 1996. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the Financial Statements and the Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period or for the entire year.

                                                                 QUARTERS ENDED
                                             1997                                                1996
                        ----------------------------------------------       ----------------------------------------------
                                      JUNE 30
                        MAR. 31       (1)(2)       SEPT. 30     DEC. 31      MAR. 31      JUNE 30     SEPT. 30      DEC. 31
                        -------       ------      --------      -------      -------      -------     --------      -------
                                                   (In thousands, except per share data)
Revenue ...........     $ 21,016     $ 21,570      $ 23,951     $ 24,827     $ 20,422     $ 21,606     $ 19,369     $ 21,078
Cost of revenue ...       14,018       18,333        16,325       16,478       12,747       13,758       14,499       13,952
                        --------     --------      --------     --------     --------     --------     --------     --------
Gross margin ......     $  6,998     $  3,237      $  7,626     $  8,349     $  7,675     $  7,848     $  4,870     $  7,126
Operating income
  (loss) ..........     $    104     $(29,577)     $  2,324     $  1,532     $  3,177     $  3,506     $    381     $  1,608
Net income (loss)..     $    507     $(29,471)     $  2,451     $  1,834     $  2,159     $  2,429     $    943     $  1,590
                        ========     ========      ========     ========     ========     ========     ========     ========
Net income (loss)
  per share-basic(3)    $   0.04     $  (2.19)     $   0.18     $   0.13     $   0.20     $   0.22     $   0.07     $   0.12
                        ========     ========      ========     ========     ========     ========     ========     ========
Net income (loss)
 per share-
 diluted(3) .......     $   0.04     $  (2.19)     $   0.17     $   0.13     $   0.18     $   0.20     $   0.07     $   0.11
                        ========     ========      ========     ========     ========     ========     ========     ========
Weighted average
  shares-basic(3)..       13,331       13,462        13,546       13,643       10,754       11,097       13,032       13,166
Weighted average
  shares-diluted(3)       14,265       13,462        14,431       14,444       12,074       12,383       14,142       14,196

----------------------

(1) The results of operations for the quarter ended June 30, 1997 include a one-time write-off of in-process research and development of approximately $0.8 million in connection with the acquisition of Mr. Laser, Inc.

(2) The results of operations for the quarter ended June 30, 1997 include a one-time charge totaling $27.5 million for the settlement and related legal costs associated with the Spectra-Physics vs. SDL, Inc. legal dispute. See
     Note 13 of Notes to Consolidated Financial Statements.

(3) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.


LIQUIDITY AND CAPITAL RESOURCES.

The payment of settlement and related legal costs of $27.5 million to conclude the Spectra-Physics legal dispute resulted in the use of cash by the operating activities for the year ended December 31, 1997. The settlement payment was an operating use of cash and was funded through sale of the Company's investment securities. An increase in the days of sales outstanding in accounts receivable in 1997, as compared with 1996, also contributed to a use of operating cash in 1997. A government required change in the Company's billing procedures for cost reimbursement contracts was principally responsible for the increase in accounts receivable at December 1997. In addition, the Company received $2.1 million from the issuance of stock under employee stock plans, which was offset by investments of $9.4 million for planned facilities expansion and capital equipment purchases and a cash payment of $2.7 million which completed the SDL Optics acquisition. As a result, cash, cash equivalents, short-term investments and long-term investments decreased from $58.3 million at December 31, 1996 to $26.6 million at December 31, 1997.

In June 1996, the Company issued 1,755,000 shares of common stock in a follow-on public stock offering at a per share price of $27.00. Net proceeds to the Company were approximately $44.7 million.

The Company currently expects to spend approximately $17 million for capital equipment purchases and leasehold improvements during 1998.

The Company believes that current cash balances, cash generated from operations, and cash available through the equity markets will be sufficient to fund capital equipment purchases, acquisitions of complementary businesses, products or technologies and working capital requirements at least through 1998. However, there can be no assurances that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.


IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

As newer, more functional software solutions are currently available and are Year 2000 compliant, the Company has concluded that the conversion to enterprise resource planning software programs, supporting the Company's manufacturing, finance, distribution / logistics and human resource operations, is more cost effective. The total cost of this conversion, which will also make all of the Company's computer systems Year 2000 complaint is estimated at approximately $2.5 million, which includes $1.5 million for the purchase of new software and hardware that will be capitalized and $1.0 million that will be expensed as incurred. To date, the Company has incurred and expensed approximately $50,000 and capitalized approximately $70,000 relating primarily to the assessment of the Year 2000 issue and the development of a modification plan and purchase of new software.

The project is estimated to be completed not later than March 31, 1999, which is prior to any anticipated impact on the Company's computer systems. The Company believes that with conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold or will sell in the future.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates factors that might and cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    1.  Financial Statements.

        Index to consolidated financial statements of SDL, Inc.:

           Consolidated Balance Sheets - December 31, 1997 and 1996

           Consolidated Statements of Operations - Years Ended December 31,
             1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity - Years Ended
             December 31, 1997, 1996, and 1995

           Consolidated Statements of Cash Flow - Years Ended December 31, 1997,
             1996, and 1995

           Notes to Consolidated Financial Statements

           Report of Ernst & Young LLP, Independent Auditors

    2.  Financial Statement Schedules.

        Index to financial statement schedule:

           Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                    SDL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        AS OF DECEMBER 31,
                                                                         1997           1996
                                                                       ---------      ---------
                                                                      (In thousands, except
                                                                           share data)
ASSETS
Current assets:
  Cash and cash equivalents ......................................     $   4,593      $   2,605
  Short-term investments .........................................        10,400         45,353
  Accounts receivable, net .......................................        19,960         11,816
  Inventories ....................................................        13,938         13,441
  Prepaid expenses and other current assets ......................         2,738          3,902
                                                                       ---------      ---------
Total current assets .............................................        51,629         77,117

Property and equipment, net ......................................        26,298         22,020
Long-term investments ............................................        11,613         10,325
Note due from related party ......................................           536             --
Other assets .....................................................         4,148          4,380
                                                                       ---------      ---------
Total assets .....................................................     $  94,224      $ 113,842
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................     $   8,469      $   6,777
  Accrued payroll and related expenses ...........................         2,945          2,185
  Income taxes payable ...........................................           828             --
  Unearned revenue ...............................................           393            455
  Acquisition obligations ........................................           650          2,712
  Other accrued liabilities ......................................         2,332          1,745
                                                                       ---------      ---------
Total current liabilities ........................................        15,617         13,874

Other long-term liabilities ......................................         2,020            741

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares - 1,000,000; none issued and outstanding ...            --             --
  Common stock, $0.001 par value:
    Authorized shares - 21,000,000;
      issued and outstanding shares - 13,674,534 and 13,306,110 in
      1997 and 1996, respectively ................................            14             13
  Additional paid-in capital .....................................       116,268        114,421
  Accumulated deficit, $26.3 million relating to the repurchase of common stock in 1992 and $5.8 million relating to a
    recapitalization in 1992 ......................................      (39,653)       (14,951)
                                                                       ---------      ---------
                                                                          76,629         99,483
  Less common stockholders' notes receivable .....................           (42)          (256)
                                                                       ---------      ---------
Total stockholders' equity .......................................        76,587         99,227
                                                                       ---------      ---------
Total liabilities and stockholders' equity .......................     $  94,224      $ 113,842
                                                                       =========      =========

                             See accompanying notes.

                                    SDL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1997          1996         1995
                                           --------      --------     --------
                                          (In thousands, except per share data)
Revenue:
  Product revenue ....................     $ 76,750      $ 69,772     $ 45,277
  Research revenue ...................       14,614        12,703        8,617
                                           --------      --------     --------
Total revenue ........................       91,364        82,475       53,894

Cost of revenue:
  Cost of product revenue ............       53,523        45,365       26,871
  Cost of research revenue ...........       11,631         9,591        6,519
                                           --------      --------     --------
Total cost of revenue ................       65,154        54,956       33,390
                                           --------      --------     --------

Gross margin .........................       26,210        27,519       20,504

Operating expenses:
  Research and development ...........        9,794         6,681        3,994
  Selling, general, and administrative       41,280        12,166        7,649
  In-process research and development           753            --       10,010
                                           --------      --------     --------
Total operating expense ..............       51,827        18,847       21,653
                                           --------      --------     --------

Operating income (loss) ..............      (25,617)        8,672       (1,149)

Interest income, net .................        1,355         1,501          118
                                           --------      --------     --------
Income (loss) before income taxes ....      (24,262)       10,173       (1,031)
Provision for income taxes ...........          417         3,052        1,788
                                           --------      --------     --------
Net income (loss) ....................     $(24,679)     $  7,121     $ (2,819)
                                           ========      ========     ========

Net income (loss) per share-basic ....     $  (1.83)     $   0.59     $  (0.31)
                                           ========      ========     ========
Net income (loss) per share-diluted ..     $  (1.83)     $   0.54     $  (0.31)
                                           ========      ========     ========

Number of weighted average
 shares-basic ........................       13,497        12,012        9,228
                                           ========      ========     ========
Number of weighted of average
 shares-diluted ......................       13,497        13,199        9,228
                                           ========      ========     ========


                             See accompanying notes.

                                    SDL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Common Stock              Additional                      Stockholder's        Total
                               ----------------------------       Paid-In        Accumulated        Notes         Stockholders'
                                  Shares           Amount         Capital          Deficit         Receivable        Equity
                               -----------      -----------     -----------      -----------      -----------      -----------
                                                               (In thousands, except share data)
 Balance at December
   31, 1994 ..............       4,477,847      $         4     $     1,482      $   (19,209)     $      (546)     $   (18,269)
  Issuance of stock
    pursuant to
    employee stock plans .         566,793                1             795               --              (54)             742
  Conversion of preferred
    stock to common stock        1,385,302                2          10,894               --             (346)          10,550
  Proceeds from issuance
    of common stock (less
    offering expenses of
    $1,441) ..............       4,200,000                4          47,378               --               --           47,382
  Purchase of treasury
  stock ..................          (1,827)              --             (33)              --               --              (33)
  Payments on
    stockholders' notes
    receivable ...........              --               --              --               --              468              468
  Income tax benefit from
    exercise of employee
    stock options ........              --               --           2,479               --               --            2,479
  Net loss ...............              --               --              --           (2,819)              --           (2,819)
                               -----------      -----------     -----------      -----------      -----------      -----------
Balance at December 31,
  1995 ...................      10,628,115               11          62,995          (22,028)            (478)          40,500
  Issuance of stock
    pursuant to
    employee stock plans .         921,168               --           1,509               --               --            1,509
  Proceeds from issuance
    of common stock (less
    offering expenses of
    $362) ................       1,755,000                2          44,650               --               --           44,652
  Issuance of treasury
    stock ................           1,827               --              33               --               --               33
  Payments on
    stockholders' notes
    receivable ...........              --               --              --               --              222              222
  Income tax benefit from
    exercise of employee
    stock options ........              --               --           5,234               --               --            5,234
  Unrealized loss on
    investments ..........              --               --              --              (44)              --              (44)
  Net income .............              --               --              --            7,121               --            7,121
                               -----------      -----------     -----------      -----------      -----------      -----------
 Balance at December 31,
   1996 ..................      13,306,110               13         114,421          (14,951)            (256)          99,227
  Issuance of stock
    pursuant to
    employee stock plans .         368,424                1           1,847               --               --            1,848
  Payments on
    stockholders' notes
    receivable ...........              --               --              --               --              214              214
  Unrealized loss on
    investments ..........              --               --              --              (23)              --              (23)
  Net income .............              --               --              --          (24,679)              --          (24,679)
                               -----------      -----------     -----------      -----------      -----------      -----------
 Balance at December 31,
   1997 ..................      13,674,534      $        14     $   116,268      $   (39,653)     $       (42)     $    76,587
                               ===========      ===========     ===========      ===========      ===========      ===========


                             See accompanying notes.

                                    SDL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              Years Ended December 31,
                                                      ---------------------------------------
                                                        1997           1996            1995
                                                      ---------      ---------      ---------
                                                                 (In thousands)
OPERATING ACTIVITIES
Net income (loss) ...............................     $ (24,679)     $   7,121      $  (2,819)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization ...............         5,800          4,948          2,840
    In-process research and development .........           753             --         10,010
    Deferred income taxes .......................            --           (223)        (1,373)
    Changes in operating assets and liabilities:
      Accounts receivable .......................        (8,076)         1,719         (4,245)
      Inventories ...............................          (485)        (4,435)        (3,610)
      Accounts payable ..........................         1,599            520          2,672
      Income taxes payable ......................         2,392             --             --
      Accrued payroll and related expenses ......           730            195            620
      Unearned revenue ..........................           (62)          (517)           529
      Other accrued liabilities .................           339           (135)           999
      Other .....................................           435          2,879          1,255
                                                      ---------      ---------      ---------
Total adjustments ...............................         3,425          4,951          9,697
                                                      ---------      ---------      ---------
Net cash provided by (used in) operating
       activities ...............................       (21,254)        12,072          6,878

INVESTING ACTIVITIES
Acquisition of property and equipment, net ......        (9,407)        (9,909)        (8,518)
Purchase of investments .........................       (57,064)      (100,620)       (50,815)
Sales and maturities of investments .............        90,707         53,413         42,300
Acquisition of Businesses .......................        (3,055)        (1,560)       (12,076)
                                                      ---------      ---------      ---------
Net cash provided by (used in) investing
       activities ...............................        21,181        (58,676)       (29,109)

FINANCING ACTIVITIES
Issuance of stock pursuant to employee stock
  plans .........................................         1,847          1,509            745
Payments on stockholders' notes receivable ......           214            222            470
Payments of long-term debt ......................            --             --         (2,592)
Payments of subordinated debt ...................            --             --        (21,580)
Proceeds from issuance of common stock ..........            --         44,652         47,382
Reissuance (repurchase) of treasury stock .......            --             33            (33)
                                                      ---------      ---------      ---------
Net cash provided by financing activities .......         2,061         46,416         24,392
                                                      ---------      ---------      ---------

Net increase (decrease) in cash and cash
  equivalents ...................................         1,988           (188)         2,161
Cash and cash equivalents at beginning of period          2,605          2,793            632
                                                      ---------      ---------      ---------
Cash and cash equivalents at end of period ......     $   4,593      $   2,605      $   2,793
                                                      =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for income taxes ....................     $       1      $     170      $   1,362
  Cash received from income taxes refunded ......     $   1,941      $     773      $      --
  Cash paid for interest ........................     $      --      $      --      $     927

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
  Conversion of convertible redeemable preferred
     stock to common stock ......................     $      --      $      --      $  10,896

  Stock issued for stockholders' notes receivable     $      --      $      --      $      59




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

Basis of Presentation
The consolidated financial statements include the accounts of SDL, Inc. and its wholly-owned subsidiary, SDL Optics, Inc. Intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains and losses are included in other (income) expense and were immaterial for all periods presented. Beginning with 1997, the Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Accordingly, fiscal 1997 ended on January 2, 1998 and was a 53 week year with the fourth fiscal quarter having 14 weeks. For ease of discussion and presentation all years are referred to as ending on December 31.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments
The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair market value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other (income) expense. The cost of securities sold is based on the specific identification method.

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

Revenue Recognition
Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenue for product sales is recognized upon shipment. Revenue for costs incurred plus specified fee contracts is recognized on the percentage-of-completion method. Revenue for fixed price milestone contracts is recognized upon the completion of the milestone. Customers entering into cost incurred and fixed price contracts with the Company include the U.S. government, prime or subcontractors for which the U.S. government may be the end customer, and other domestic and international end-users.

Concentrations
        Customer - The Company received approximately 19 percent, 21 percent and 19 percent of its 1997, 1996, and 1995, respectively, revenue from Lockheed-Martin through several government and commercial programs. Almost all of the Company's revenue from this customer during 1997, 1996 and 1995 was derived from Federally-funded programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years and to termination for convenience by the government agency. The loss of the Company's contracts with Lockheed-Martin, or other major customers, could have an adverse effect on the Company's results of operations.

        Dependence Upon Government Programs and Contracts - In 1997, 1996, and 1995, the Company derived approximately 38 percent, 43 percent, and 45 percent, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1997, 1996, and 1995 was funded by Federal programs. There can be no assurance that such programs will continue to be funded even if government agencies have available financial resources or that the Company will continue to be awarded contracts under such programs.

        Approximately 5 percent of the Company's 1997 revenue and 6 percent of revenue in 1996 was received through certain Federal government programs which required that participants meet specific eligibility requirements. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under these eligibility requirements and the Company is no longer able to compete for future research contract awards under these government programs. Loss of eligibility under these programs does not disqualify the Company from contracts awarded prior to the loss of eligibility. Loss of eligibility under these programs could require increased internally funded research and development spending.

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

Principal Business and Export Sales
The Company's operations are conducted in one principal line of business, the design, manufacture, and sale of semiconductor optoelectronic integrated circuits, semiconductor lasers, fiber optic products, and optoelectronic systems. The Company has operations in the United States and international operations in Canada.

All sales to international customers constitute export sales and are denominated in U.S. dollars. Export sales to Europe totaled approximately $7.9 million, $4.2 million, and $4.3 million for 1997, 1996, and 1995, respectively. Export sales to the Pacific Rim totaled approximately $7.3 million, $8.0 million, and $7.9 million for 1997, 1996, and 1995, respectively.

Net Income (Loss) Per Share
In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                             AS OF DECEMBER 31,
                                                     -----------------------------------
                                                       1997          1996         1995
                                                     --------      --------     --------
Numerator:
Net income (loss)                                    $(24,679)     $  7,121     $ (2,819)
                                                     ========      ========     ========
Denominator:
Denominator for basic earnings per
  share-weighted average shares                        13,497        12,012        9,228

Incremental common shares attributable to
  shares issuable under employee stock plans(1)            --         1,187           --
                                                     --------      --------     --------
Denominator for diluted earnings per share -
  adjusted weighted average shares and
  assumed conversions                                  13,497        13,199        9,228
                                                     ========      ========     ========

Net income (loss) per share - basic                  $  (1.83)     $   0.59     $  (0.31)
Net income (loss) per share - diluted                $  (1.83)     $   0.54     $  (0.31)

(1) Potential common shares relating to shares issuable under employee stock plans are not included in the 1997 or 1995 calculation due to their anti-dilutive effect on the loss per share.

In May 1996, the Board of Directors authorized a three-for-two split of its common stock, effected in the form of a 50 percent stock dividend, which was paid on June 12, 1996 to stockholders of record on May 5, 1996. All share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.

Recent Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement Number 130, Reporting Comprehensive Income. This statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

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


2. INVESTMENTS

Available-for-sale investments consist of the following:

                                                                AS OF DECEMBER 31,
                                                            --------------------------
                                                             1997               1996
                                                            -------            -------
                                                                  (In thousands)
Tax-exempt auction rate preferred stock                     $ 8,400            $29,725
Municipal bonds                                              13,613             25,953
                                                            -------            -------
                                                            $22,013            $55,678
                                                            =======            =======

Tax-exempt auction rate preferred stock contains contractual redemptions of less than one year. Municipal bonds have maturities ranging from approximately six months to two years of which approximately $11.6 million and $10.3 million are included in long-term investments in the accompanying balance sheet at December 31, 1997 and 1996, respectively.

Realized losses on the sale of available-for-sale securities were $0.3 million in 1997. Realized gains and losses on the sale of available-for-sale securities were immaterial for 1996. Unrealized losses on available-for-sale securities were immaterial in 1997 and 1996.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                              AS OF DECEMBER 31,
                                                           -------------------------
                                                            1997              1996
                                                           -------          --------
                                                                (In thousands)
Trade receivables                                          $17,334          $ 10,559
Receivables under long-term contracts:
  Billed                                                       765             1,449
  Unbilled costs and estimated earnings,
   current portion                                           3,051               588
                                                           -------          --------
                                                            21,150            12,596
Allowance for doubtful accounts                             (1,190)             (780)
                                                           -------          --------
                                                           $19,960          $ 11,816
                                                           =======          ========

The majority of unbilled costs and estimated earnings on uncompleted cost incurred and fixed price contracts are billable in the subsequent year.

Pursuant to the retainage provisions in certain long-term contracts, a specified portion of receivables do not become due and payable until completion of a final audit by the Defense Contract Audit Agency. Such retainage amounts are included in other assets in the accompanying balance sheets.

4. INVENTORIES

Inventories consist of the following:

                     AS OF DECEMBER 31,
                    -------------------
                      1997        1996
                    -------     -------
                      (In thousands)
Raw materials       $ 6,087     $ 6,653
Work-in-process       7,851       6,788
                    -------     -------
                    $13,938     $13,441
                    =======     =======

No significant amounts of finished goods or work-in-process related to long-term contracts are maintained.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    AS OF DECEMBER 31,
                                                   -------------------
                                                     1997       1996
                                                   -------     -------
                                                     (In thousands)
Machinery and equipment                            $37,946     $27,019
Leasehold improvements                               7,697       5,975
Furniture and fixtures                                 846         718
Construction-in-progress                             1,934       5,304
                                                   -------     -------
                                                    48,423      39,016
Less accumulated depreciation and amortization      22,125      16,996
                                                   -------     -------
                                                   $26,298     $22,020
                                                   =======     =======

6. GOODWILL AND PURCHASED INTANGIBLES

Purchased intangibles consist of the following:

                                   AS OF DECEMBER 31,
                                   ------------------
                                    1997        1996
                                   ------      ------
                                     (In thousands)
Goodwill                           $1,363      $  910
Other purchased intangibles         1,945       1,910
                                   ------      ------
                                    3,308       2,820
Less accumulated amortization       1,370         699
                                   ------      ------
                                   $1,938      $2,121
                                   ======      ======

Amortization expense is included in selling, general, and administrative expenses. See Note 10, Acquisitions.

7.   NOTE DUE FROM RELATED PARTY

On May 1, 1997 the Company loaned an officer $612,000 secured by a deed of trust. The note is due on the tenth anniversary of the date of the note, however; certain amounts may be forgiven. After five years continuous employment with the Company, $200,000 will be forgiven. After ten years continuous employment with the Company, an additional $200,000 will be forgiven. Other terms provide for mandatory prepayment if certain events of default occur. The note shall bear interest at 8% only in the event of a default. The amount expected to be forgiven is being amortized to compensation expense over ten years.


8. INCOME TAXES

The provision for income taxes consists of the following:

                      YEARS ENDED DECEMBER 31,
               -----------------------------------
                 1997         1996          1995
               -------       -------       -------
                         (In thousands)
Current:
  Federal      $    --       $ 2,617       $ 2,853
  State             --           312           308
  Foreign          417           346            --
               -------       -------       -------
                               3,275         3,161
Deferred:
  Federal           --          (371)       (1,180)
  State             --           148          (193)
               -------       -------       -------
                    --          (223)       (1,373)
               -------       -------       -------
               $   417       $ 3,052       $ 1,788
               =======       =======       =======

The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option and employee stock purchase plans were zero, $5.2 million and $2.5 million in 1997, 1996 and 1995, respectively. Such benefits were credited to additional paid-in capital.

The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35 percent) to income before taxes is explained below:

                                               YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                            1997         1996          1995
                                          -------       -------       -------
                                                     (In thousands)
Tax at federal statutory rate             $(8,492)      $ 3,560       $  (361)
State income tax, net of federal
  tax benefit                                  --           299          (192)
Non-deductible in-process, research
  and development write-off                   264            --            --
Net operating loss not benefited            9,057            --            --
Temporary difference not benefited             --            --         2,402
Tax-exempt interest income                   (453)         (455)         (148)
Benefit of foreign sales corporation           --           (62)           (8)
Other                                          41          (290)           95
                                          -------       -------       -------
Provision for income taxes                $   417       $ 3,052       $ 1,788
                                          =======       =======       =======

Significant components of the Company's deferred tax assets are as follows:

                                              AS OF DECEMBER 31,
                                           -----------------------
                                             1997           1996
                                           --------       --------
                                               (In thousands)
Deferred tax assets:
  Net operating loss carryforwards         $  9,680       $     --
  Reserves and other accrued expenses
    not yet deductible for tax                2,070          1,066
  Inventory valuation accounts                1,584          1,080
  Intangible assets                           3,838          3,627
  Tax credit carryforward                       970            346
  Other                                          52             44
                                           --------       --------
  Total deferred tax assets                  18,194          6,163
  Valuation allowance                       (14,030)        (2,062)
                                           --------       --------
  Net deferred tax assets                     4,164          4,101
Deferred tax liabilities:
  Depreciation                                 (550)          (685)
  Other                                        (562)          (364)
                                           --------       --------
  Total deferred tax liabilities             (1,112)        (1,049)
                                           --------       --------
Net deferred tax assets                    $  3,052       $  3,052
                                           ========       ========

The valuation allowance increased by approximately $12.0 million in 1997 and decreased by $0.3 million in 1996. Approximately $3.3 million of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $26 million and $15 million, respectively, and federal and state tax credit carryforwards of approximately $0.6 million and $0.6 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in years 2001 through 2012, if not utilized.

Management has determined, based on the Company's history of prior operating earnings, its expectations for the future, and the extended period over which the benefits of certain deferred tax assets will be realized, that a partial valuation allowance should be provided. The realization of the Company's net deferred tax assets, which relate primarily to temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent on generating sufficient taxable income during the periods in which the temporary differences are expected to reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

9.  STOCKHOLDERS' EQUITY

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

Stockholders' Notes Receivable

Certain exercises of stock options occurred in conjunction with the issuance of full-recourse stockholders' notes receivable. The notes bear interest between 5 percent and 8 percent per annum with annual interest payments. The principal on the notes is due five years after issuance between 1998 and 2001.

10.     STOCK-BASED COMPENSATION PLANS

Stock Option Plans

The 1992 Stock Option Plan provided for the granting of incentive stock options and nonqualified options to purchase up to 4,558,125 shares of the Company's common stock to officers, directors and key employees at exercise prices of not less than fair value on the date of grant as determined by a committee of the Board of Directors. Options granted were immediately exercisable; however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a one- to five-year period. Shares not vested at the date of termination of employment may be repurchased by the Company at the original exercise price. No further options will be granted under the 1992 Stock Option Plan.

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

The Company has reserved 3,102,070 shares of common stock for future issuance under its Stock Option Plans as of December 31, 1997.

Information with respect to stock option activity is summarized as follows:

                                                             Outstanding Options
                                                      --------------------------------
                                     Available for     Number of
                                         Grant           Shares        Price Per Share
                                     -------------    -----------   ------------------
Balance at December 31, 1994            263,207        2,792,078       $ 0.34 - $ 4.90
  Options granted                      (663,339)         663,339       $ 6.08 - $23.00
  Options canceled                       73,539          (73,539)      $ 0.34 - $19.50
  Options exercised                          --         (521,015)      $ 0.34 - $ 5.10
  Additional options authorized         712,500               --
  Option authorization canceled        (255,557)              --
                                      ---------        ---------

                                                                      Weighted-
                                                                       Average
                                                                    Exercise Price
                                                                    -------------
Balance at December 31, 1995             130,350        2,860,863       $ 3.59
  Options granted                       (373,642)         373,642       $20.53
  Options canceled                       182,274         (182,274)      $15.32
  Options exercised                           --         (821,569)      $ 0.70
  Additional options authorized          531,375               --       $   --
  Option authorizations canceled         (14,520)              --       $   --
                                      ----------       ----------       ------
Balance at December 31, 1996             455,837        2,230,662       $ 6.48
  Options granted                       (552,645)         552,645       $16.06
  Options canceled                       140,268         (140,268)      $16.79
  Options exercised                           --         (249,734)      $ 2.33
  Additional options authorized          665,305               --       $   --
                                      ----------       ----------
Balance at December 31, 1997             708,765        2,393,305       $ 8.51
                                      ==========       ==========


The following table summarizes information about options outstanding at December 31, 1997:

                     Options Outstanding                         Options Exercisable
----------------------------------------------------------- -----------------------------
                                  Weighted-
                                   Average      Weighted-                     Weighted-
    Range of                      Remaining      Average                       Average
    Exercise          Number     Contractual    Exercise        Number        Exercise
     Prices        Outstanding       Life        Price        Exercisable       Price
------------------ ------------- ------------- ------------- -------------- -------------
$ 0.34 - $ 5.10     1,173,616       4.7 years     $ 0.77       1,151,048        $ 0.69
$ 5.11 - $10.67       281,910       7.1           $ 9.94         145,890        $ 9.73
$10.68 - $17.17       536,998       8.9           $14.83          76,943        $15.99
$17.18 - $23.00       319,694       8.7           $20.39          57,710        $20.46
$23.01 - $30.00        81,087       8.5           $26.93          22,873        $27.08
                    ---------                                  ---------
$ 0.34 - $30.00     2,393,305       6.6           $ 8.51       1,454,464        $ 3.60
                    =========                                  =========

Employee Stock Purchase Plan
To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 1995 Employee Stock Purchase Plan (the ESPP) and initially reserved 450,000 shares of common stock for issuance to participants. Under the ESPP, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. Under the ESPP, the Company sold 118,690, 110,658 and 48,584 shares in 1997, 1996 and 1995, respectively.

Stock-Based Compensation
The Company has elected to following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock-based awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires use of option valuation models that were not developed for use in valuing stock-based compensation plans. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock-based awards have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions can materially affect the fair vale estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                       Options                                  ESPP
                        --------------------------------------   ------------------------------------
                          1997          1996          1995         1997         1996          1995
                        ----------    ---------    -----------   ----------   ----------    ---------
Expected Life            4 years       3 years      3 years      6 months     6 months      6 months
Expected Volatility      0.66          0.60         0.60         0.82         0.72          0.46
Risk Free Interest Rate  6.17%         6.04%        6.26%        5.64%        5.45%         5.95%


For the purpose of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized over the awards' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                                        1997           1996         1995
                                                      --------        ------       -------
Pro forma net income (loss)                           $(27,523)       $5,947       $(3,241)
Pro forma net income (loss) per share - basic         $  (2.04)       $ 0.50       $ (0.35)
Pro-forma net income (loss) per share - diluted       $  (2.04)       $ 0.45       $ (0.35)

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

Weighted-average fair value of options granted during 1997, 1996 and 1995 were $8.92, $9.65 and $5.80, respectively. The weighted-average fair value of ESPP rights granted in 1997, 1996 and 1995 were $5.64, $3.97 and $2.01, respectively.

11.  ACQUISITIONS

In November 1997, the Company acquired all of the outstanding stock of Mr. Laser, Inc., a company involved in the design and development of compact laser marking systems. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $1,202,000, which includes related transaction costs of $22,000, $187,000 for net acquired liabilities and $650,000 for future cash payments. The Company recorded $753,000 as in-process research and development for development projects that had not yet reached technologic feasibility. To determine the value of in-process research and development, the Company considered, among other factors, the state of development of the compact laser marking system, the costs needed to complete development, and the expected income and risks associated with the inherent difficulties and uncertainties in completing development. Purchase price in excess of amounts allocated to in-process research and development and net acquired liabilities was approximately $453,000 and was allocated to goodwill. Goodwill is being amortized straight-line over a three year life. Mr. Laser's operating results are included in the accompanying consolidated financial statements from November 1997. The results of Mr. Laser prior to the acquisition were not material to the Company's consolidated results of operations.

In November 1995, the Company acquired certain assets and assumed certain liabilities of Seastar Optics, Inc. (Seastar), a British Columbia corporation and a wholly-owned subsidiary of The Axys Group Ltd. The assets acquired consisted of accounts receivable, inventory, equipment, research and development in process, patents and other intellectual property rights, and all other tangible and intangible assets used by Seastar in the operation of its business. The transaction has been accounted for under the purchase method of accounting. On March 31, 1997, the Company paid the final acquisition obligation of $2.7 million.

12.  COMMITMENTS

The Company leases all of its facilities and certain equipment under operating leases. The operating facilities leases contain renewal options. The future minimum rental payments as of December 31, 1997, under operating leases are as follows (in thousands):

                      Fiscal Year                Amount
                      -----------               --------
                      1998                       $2,040
                      1999                        1,896
                      2000                        1,902
                      2001                        1,879
                      2002                          307
                      Thereafter                     --
                                                 ------
                      Total                      $8,024
                                                =======

Rental expense was approximately $1.7 million, $1.4 million, and $1.0 million for 1997, 1996 and 1995, respectively.

13. CONTINGENCIES

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit against the Company alleging that a Company fabrication process infringed certain Rockwell patent rights. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages plus costs. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent is invalid. In addition, the Federal government, which is a defendant in a suit brought by Rockwell relating to certain of the same alleged patent rights, asserted that the Company may be liable to indemnify the Federal government for certain of Rockwell's claims. The Company intervened in Rockwell's suit against the Federal government. Rockwell's suit against the Company was stayed in 1995 pending resolution of Rockwell's suit against the Federal government. In February 1997, the court in the Federal government suit declared the Rockwell patent invalid and entered judgment in favor of the Company and the Federal government. Rockwell has appealed the Court's decision to the U. S. Circuit court for the Federal Circuit. Oral argument on the appeal is scheduled for March 3, 1998. If the favorable decision of the Court of Federal Claims were reversed on appeal, then litigation of Rockwell's claim against the Company would be expected to involve significant expense to the Company and to divert the attention of the Company's technical and management personnel and could have a material adverse effect on the Company's business and results of operations. The Company believes the judgment in favor of the Company will also result in a favorable disposition of Rockwell's suit against the Company.

Trial of the Spectra-Physics vs. SDL, Inc. litigation began before the Santa Clara County, California Superior Court on May 7, 1997. On May 19, 1997, before the trial was concluded, the Company, Spectra-Physics and its subsidiary Opto Power Corporation, and Xerox Corporation made a comprehensive settlement of their disputes.

During the second quarter of fiscal 1997, the Company included approximately $27.5 million in general and administrative expenses for settlement and related legal costs associated with the resolution of the dispute with Spectra-Physics, Inc.

SDL is engaged in various cost-reimbursement type contracts with the Federal government. These contracts utilize allowable costs plus contract fee to determine revenue. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted and could result in the future, in price adjustments. The government has in the past and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. Although the outcome of this matter cannot be determined at this time, management does not believe that its outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term.


14.  EMPLOYEE BENEFIT PLAN

In 1990, the Company established the SDL, Inc. Profit Sharing and Saving Plus Plan (the Plan) that covers substantially all U.S. full-time employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Participants may defer up to 10 percent of their pre-tax earnings (up to the Internal Revenue Service limit) as well as up to 5 percent of their after-tax earnings. The Company matches 50 percent of employee contributions up to a maximum of 5 percent of the participant's pre-tax earnings. The participants' as well as the Company's matching contributions are fully vested. Company contributions to the Plan were approximately $0.5 million, $0.4 million, and $0.3 million for 1997, 1996, and 1995, respectively.


15.      GEOGRAPHIC INFORMATION

Information regarding geographic areas of the years ended December 31, 1997 and 1996 is as follows (in thousands):

                                   DOMESTIC     INTERNATIONAL
                                  OPERATIONS     OPERATIONS     ELIMINATIONS       TOTAL
                                  ----------     -----------    ------------       -----
Year ended December 31, 1997:
Sales to unaffiliated customers   $  76,505       $14,859        $  --          $ 91,364
Intercompany transfers                5,628           874         (6,502)           --
                                    -------       -------        -------         -------
Total revenue                     $  82,133       $15,733        $(6,502)       $ 91,364
                                   ========       =======        =======        ========
Operating income(loss)(1)         $ (26,067)      $   953        $  (503)       $(25,617)
                                   ========       =======        =======        ========
Identifiable assets               $  92,541       $10,311        $(8,628)       $ 94,224
                                   ========       =======        =======        ========

(1) The results of operations for the year ended December 31, 1997 include a one-time charge totaling $27.5 million related to costs associated with the litigation settlement and related legal costs of the Spectra-Physics legal dispute.

                                   DOMESTIC     INTERNATIONAL
                                  OPERATIONS     OPERATIONS     ELIMINATIONS       TOTAL
                                  ----------     -----------    ------------       -----
Year ended December 31, 1996:
Sales to unaffiliated customers     $ 72,657       $  9,818       $     --        $ 82,475
Intercompany transfers                 3,185            183         (3,368)             --
                                    --------       --------       --------        --------
Total  revenue                      $ 75,842       $ 10,001       $ (3,368)       $ 82,475
                                    ========       ========       ========        ========
Operating income(loss)              $  7,951       $    989       $   (268)       $  8,672
                                    ========       ========       ========        ========
Identifiable assets                 $112,079       $  5,394       $ (3,631)       $113,842
                                    ========       ========       ========        ========

Operating results in Canada were not material in 1995.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SDL, Inc.

        We have audited the accompanying consolidated balance sheets of SDL, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SDL, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

San Jose, California
January 30, 1998

                                                                     SCHEDULE II

                                    SDL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                    BALANCE                                         BALANCE
                                      AT                                              AT
                                   BEGINNING                                        END OF
                                   OF PERIOD   ADDITIONS  DEDUCTIONS(1)   OTHER     PERIOD
                                   ----------  ---------  ------------   -------   ---------
Allowance for doubtful accounts
 receivable
Year ended December 31, 1995          $  208     $  188     $  (21)       $110(2)    $  485
                                      ======     ======     ======        ====       ======
Year ended December 31, 1996          $  485     $  355     $  (60)       $ --       $  780
                                      ======     ======     ======        ====       ======
Year ended December 31, 1997          $  780     $  442     $  (32)       $ --       $1,190
                                      ======     ======     ======        ====       ======

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

          3.1       Form of Registrant's Restated Certificate of
                    Incorporation.(1)

          3.2       Form of Registrant's Amended and Restated Bylaws.(1)

          4.1       Reference is made to Exhibits 3.1 and 3.2.

          4.2       Specimen Common Stock certificate.(1)

          4.3 Rights Agreement, dated as of November 6, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. together with: Exhibit A, Form of Rights Certificate; Exhibit B, Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Certificates of Designation of the Series B Preferred Stock.(2)

          10.3* Form of Registrant's 1995 Stock Option Plan, including forms of option agreements thereunder.(1)

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

          10.14 Lease Agreement between Triangle Development Company and Registrant dated January 13, 1995, and Addendum thereto, dated January 13, 1995.(1)

          10.16 Promissory Note Secured by Deed of Trust dated May 1, 1997 made by Gregory P. Doughtery and Nancy E. Dougherty payable to the Company.

          21.1      Subsidiaries

          23.1      Consent of Ernst & Young LLP, Independent Auditors

          27.1      Financial data schedule

(b)   Reports on Form 8-K.

      Not applicable.

----------
(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form 8-1 (Commission File No. 33-87752), which became effective on March 15, 1995.

(2) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (Commission File No. 000-25688), filed with the SEC on November 7, 1997.

*     Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SDL, INC.


February 21, 1997                     By: /s/ Vincent A. Mc Cord
                                          --------------------------------------
                                          Vincent A. Mc Cord
                                          Chief Financial Officer and Treasurer
                                          (duly authorized officer and principal
                                          financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                              Date
---------                     -----                                              ----
/s/ Donald R. Scifres         Chairman of the Board, President and Chief         February 21, 1997
---------------------------   Executive Officer (Principal Executive Officer)
    Donald R. Scifres

/s/ John P. Melton            Executive Vice President, Secretary and Director   February 21, 1997
---------------------------
    John P. Melton

/s/ Vincent A. McCord         Chief Financial Officer and Treasurer              February 21, 1997
---------------------------   duly authorized officer and principal financial
    Vincent A. McCord         and accounting officer)

/s/ Keith B. Geeslin          Director                                           February 21, 1997
---------------------------
    Keith B. Geeslin

/s/ Anthony B. Holbrook       Director                                           February 21, 1997
---------------------------
    Anthony B. Holbrook

/s/ Mark B. Myers             Director                                           February 21, 1997
---------------------------
    Mark B. Myers

/s/ Frederic N. Schwettmann   Director                                           February 21, 1997
---------------------------
    Frederic N. Schwettmann

                                  EXHIBIT INDEX

 EXHIBIT NUMBER       EXHIBIT TITLE
 --------------       -------------
       3.1            Form of Registrant's Restated Certificate of
                      Incorporation.(1)

       3.2            Form of Registrant's Amended and Restated
                      Bylaws.(1)

       4.1            Reference is made to Exhibits 3.1 and 3.2.

       4.2            Specimen Common Stock certificate.(1)

       4.3 Rights Agreement, dated as of November 6, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C.
                      together with: Exhibit A, Form of Rights Certificate;
                      Exhibit B, Summary of Rights to Purchase Preferred Stock;
                      and Exhibit C Form of Certificate of Designation of the Series B Preferred Stock.(2)

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

     10.13* Form of Employment Agreement between officers of the Registrant and the Registrant.(1)

     10.14            Lease Agreement between Triangle Development
                      Company and Registrant dated January 13, 1995, and
                      Addendum thereto, dated January 13, 1995.(1)

     10.16            Promissory Note Secured by Deed of Trust dated May
                      1, 1997 made by Gregory P. Dougherty and Nancy E.
                      Dougherty payable to the Company.

      21.1            Subsidiaries

      23.1            Consent of Ernst & Young LLP, Independent Auditors

      27.1            Financial data schedule

----------
(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-87752), which became effective on March 15, 1995).

(2) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (Commission File No. 000-25688), filed with the SEC on November 7, 1997.

*     Management contracts or compensatory plans or arrangements.