Form 10-Q
period 1998-03-31
SDL INC
filed 1998-05-18
CIK 934741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                            Yes   [X]    No  [ ]

The number of shares outstanding of the issuer's common stock as of May 4, 1998 was 13,815,770.

                                    SDL, INC.


                                      INDEX


                                                                                   PAGE NO.
                                                                                   --------
PART I.   FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets at
                   March 31, 1998 and December 31, 1997                                3

                   Condensed Consolidated Statements of Income for
                   the three months ended March 31, 1998 and 1997                      4

                   Condensed Consolidated Statements of Cash Flows for
                   the three months ended March 31, 1998 and 1997                      5

                   Notes to Condensed Consolidated Financial Statements                6

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                       9

        Item 3.    Quantitative and Qualitative Disclosures About Market Risk         14


PART II.   OTHER INFORMATION

        Item 1.    Legal Proceedings                                                  15

        Item 2.    Changes in Securities and Use of Proceeds                          15

        Item 3.    Defaults upon Senior Securities                                    15

        Item 4.    Submission of Matters to a Vote of Security Holders                15

        Item 5.    Other Information                                                  15

        Item 6.    Exhibits and Reports on Form 8-K                                   15


SIGNATURES                                                                            16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31,    DECEMBER 31,
                                                          1998          1997
                                                       ---------      ---------
                                                       (UNAUDITED)        (1)
ASSETS
Current assets:
     Cash and cash equivalents                         $   9,222      $   4,593
     Short-term investments                                9,651         10,400
     Accounts receivable, net                             19,177         19,960
     Inventories                                          14,527         13,938
     Prepaid expenses and other current assets             2,636          2,738
                                                       ---------      ---------
         Total current assets                             55,213         51,629

Property and equipment, net                               28,269         26,298
Long-term  investments                                     9,068         11,613
Note due from related party                                  530            536
Other assets                                               4,323          4,148
                                                       ---------      ---------
                                                       $  97,403      $  94,224
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $   8,696      $   8,469
     Accrued payroll and related expenses                  3,115          2,945
     Income taxes payable                                    559            828
     Unearned revenue                                        371            393
     Acquisition obligations                                 650            650
     Other accrued liabilities                             2,253          2,332
                                                       ---------      ---------
         Total current liabilities                        15,644         15,617

Other long-term liabilities                                2,181          2,020

Commitments and contingencies

Stockholders' equity:
     Preferred stock                                          --             --
     Common stock                                             14             14
     Additional paid-in-capital                          116,695        116,409
     Accumulated other comprehensive income                 (198)          (208)
     Accumulated deficit ($32,084 relating to the
       repurchase of common stock and
       recapitalization in 1992)                         (36,887)       (39,586)
                                                       ---------      ---------
                                                          79,624         76,629
     Less: stockholders' notes receivable                    (46)           (42)
                                                       ---------      ---------
Total stockholders equity                                 79,578         76,587
                                                       ---------      ---------
                                                       $  97,403      $  94,224
                                                       =========      =========

(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


                             See accompanying notes

                                    SDL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                 THREE MONTHS ENDED
                                                    MARCH 31,
                                                -------------------
                                                  1998        1997
Total revenue:
     Product revenue                            $22,140     $16,775
     Research revenue                             3,217       4,241
                                                -------     -------
                                                 25,357      21,016
Cost of revenue:
     Cost of product revenue                     14,778      10,886
     Cost of research revenue                     2,372       3,132
                                                -------     -------

Gross margin                                      8,207       6,998

Operating expenses:
     Research and development                     2,476       2,836
     Selling, general and administrative          2,889       3,897
     Amortization of purchased intangibles          196         161
                                                -------     -------

Operating income                                  2,646         104
Interest income, net                                273         631
                                                -------     -------

Income before income taxes                        2,919         735
Provision for income taxes                          220         228
                                                -------     -------

Net income                                      $ 2,699     $   507
                                                =======     =======

Net income per share - basic                    $  0.20     $  0.04
                                                =======     =======
Net income per share - diluted                  $  0.19     $  0.04
                                                =======     =======

Number of weighted average shares - basic        13,708      13,331
Number of weighted average shares - diluted      14,545      14,265



                             See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                          1998         1997
OPERATING ACTIVITIES:
Net income                                              $ 2,699      $   507
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
       Depreciation and amortization                      1,904        1,250
       Deferred income taxes                                 --          477
       Changes in operating assets and liabilities:
           Accounts receivable                              783       (4,275)
           Inventories                                     (589)         416
           Accounts payable                                 227          607
           Income taxes payable                            (269)        (271)
           Accrued payroll and related expenses             170          749
           Unearned revenue                                 (22)          90
           Other accrued liabilities                        (79)         (69)
           Other                                            (63)         132
                                                        -------      -------

Total adjustments                                         2,062         (894)
                                                        -------      -------

Net cash provided by (used in) operating activities       4,761         (387)

INVESTING ACTIVITIES
Acquisition of property and equipment, net               (3,679)      (2,869)
Payment of acquisition obligations                           --          (14)
Sale of investments, net                                  3,261        5,641
                                                        -------      -------

Net cash provided by (used in) investing activities        (418)       2,758

FINANCING ACTIVITIES
Issuance of stock pursuant to employee stock plans          286           82
Payments on stockholder notes receivable                     --            5
                                                        -------      -------

Net cash provided by financing activities                   286           87
                                                        -------      -------

Net increase in cash and cash equivalents                 4,629        2,458
Cash and cash equivalents at beginning of period          4,593        2,605
                                                        -------      -------

Cash and cash equivalents at end of period              $ 9,222      $ 5,063
                                                        =======      =======

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                              $   473      $    --

SUPPLEMENT DISCLOSURES OF NONCASH ACTIVITIES
Unrealized loss on marketable securities                $    33      $   421


                             See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998



1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The first fiscal quarter of 1998 and 1997 ended on April 3, 1998 and March 28, 1997, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

2.    NET INCOME PER SHARE

      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                        For the quarter ended
                                                              March 31,
                                                        -------------------
                                                          1998        1997
                                                        -------------------
         Numerator:
         Net income                                     $ 2,699     $   507
                                                        =======     =======
         Denominator:
         Denominator for basic net income per
         share-weighted average shares                   13,708      13,331

         Incremental common shares attributable to
         shares issuable under employee stock plans         837         934
                                                        -------     -------

         Denominator for diluted net income per
         share-adjusted weighted average shares
         and assumed conversions                         14,545      14,265
                                                        =======     =======

         Net income per share - basic                   $  0.20     $  0.04
                                                        =======     =======

         Net income per share - diluted                 $  0.19     $  0.04
                                                        =======     =======



3.    COMPREHENSIVE INCOME

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130),"Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which have been consistently included in stockholders' equity and excluded from net income, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

      During the first quarter of 1998 and 1997, total comprehensive income amounted to approximately $2.7 million and $0.1 million, respectively.


4.    RECENT PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will adopt SFAS No.131 effective December 31, 1998.

5.    INVENTORIES

      The components of inventories consist of the following (in thousands):


                                                          March 31,      December 31,
                                                            1998             1997
                                                          --------         --------
         Raw materials                                    $  6,012         $  6,087
         Work in process                                     8,515            7,851
                                                          --------         --------
                                                           $14,527          $13,938
                                                           =======          =======

      No significant amounts of finished goods are maintained.


6.    SHAREHOLDER RIGHTS PLAN

      The Company has adopted a Shareholder Rights Plan (Rights Agreement). Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company's stockholders of record on November 17, 1997. The rights expire on November 5, 2007 unless extended or earlier redeemed or exchanged by the Company.

      Under the Rights Agreement, each right entitles the registered holder to purchase one-hundredth of a Series B Preferred share of the Company at a price of $110. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more or the Company's common stock.


7.    CONTINGENCIES

      See Part I, Item 3, Legal Proceedings in the Company's Form 10-K for the year ended December 31, 1997 for discussion of legal matters.

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

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes approximately 60 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 70 U.S. patents and has approximately 90 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The first fiscal quarter of 1998 and 1997 ended on April 3, 1998 and March 28, 1997, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.


RESULTS OF OPERATIONS

REVENUE. Total revenue for the quarter ended March 31, 1998 increased 21% to $25.4 million compared to $21.0 million in the corresponding 1997 quarter. Sequentially, total revenue increased 2% over the $24.8 million reported for the December 1997 fourth quarter. Product revenue reported for the first quarter of 1998 increased 32% compared to product revenue for the first quarter of 1997. This growth in revenue resulted primarily from continued strong customer demand and the Company's increased manufacturing capacity for 980 nm pump modules used in the telecommunications market. Research revenue declined both in dollars and as a percentage of total revenue compared to the corresponding first quarter of 1997. This downward trend in research revenue has resulted as the Company continues to focus its longer term strategy on commercial product opportunities. Revenue derived directly or indirectly from government sources declined to 31% of total revenue reported for the first three months of 1998, compared to 43% for the first quarter of 1997. Additionally, revenue received from Lockheed Martin decreased to 14% of total revenue during the March 1998 quarter compared to 18% in the prior year quarter.

International revenue as a percentage of total revenue for the three months ended March 31, 1998 increased to 21% from 15% for the corresponding 1997 quarter. Increased international marketing efforts primarily resulted in this international revenue growth. The Company expects that such marketing efforts will continue to grow its international revenues as a percentage of total revenue over the next several years.

There can be no assurance that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.


GROSS MARGIN. First quarter 1998 gross margin was 32.4% compared with 33.3% for the first quarter of 1997 and 33.6% for the fourth quarter of 1997. Higher volume 980 nm product revenue during the first quarter of 1998 was offset by: i) duplication of manufacturing costs for 980 product not yet qualified under the new manufacturing process, and, ii) an unfavorable mix of lower margin government production and research contracts when compared to gross margin reported in the year earlier quarter. Sequentially, an increase of 1.6 percentage points in commercial production gross margin was offset by lower margin government production contracts.

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


RESEARCH AND DEVELOPMENT. The Company incurred research and development expense of $2.5 million and $2.8 million for the quarters ended March 31, 1998 and 1997, respectively. Research and development expense as a percentage of total revenue was 10% and 13% for the March 1998 and 1997 quarters, respectively. The higher levels of 1997 spending were focused on addressing manufacturing process improvements, primarily production yields, and to a lesser extent, new product development. Conversely, during 1998 the emphasis of research and development has been to bring new communication, laser and system products to market. Quarterly research and development expenditures during the remainder of 1998 are expected to remain relatively flat with that of the first quarter.

The level of research and development incurred in future periods may vary. In addition, there can be no assurance that expenditures for manufacturing improvements or for other advanced research projects will be successful, or that improved processes or commercial products will result from these projects.


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense (SG&A) for the three months ended March 31, 1998 declined to approximately $2.9 million compared to $3.9 million recorded during the March 1997 quarter. SG&A costs decreased in the first quarter of 1998 as compared with the same quarter in 1997 because of legal costs incurred in the first quarter of 1997 in defense of the Spectra-Physics litigation, partially offset by higher costs in 1998 for continued expansion of the Company's business and personnel, especially within sales and marketing to support increased revenues. The Company expects quarterly G&A spending throughout 1998 to remain relatively flat with that of the first quarter, as sales and marketing efforts increase to support the Company's current and expected future volume of business. There can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

INTEREST INCOME, NET. Net interest income for the three months ended March 31, 1998 was $273,000 compared to $631,000 recorded in the March 1997 quarter. Lower average cash, cash equivalents and investments in 1998 as a result of the settlement of the Spectra-Physics litigation in the second quarter of 1997 was the main reason for the year over year decrease in interest income.


PROVISION FOR INCOME TAXES. The income tax provision for the three months ended March 31, 1998 of $220,000 consists principally of foreign income taxes and Federal and state minimum taxes. The Company has benefited from previously unrecognized federal and state net operating loss carryforwards.

The estimated annualized effective tax rate of 31% for the three month period ended March 31, 1997 differed from the combined federal and state statutory tax rate of 40% primarily due to the benefits of state tax credits, tax-exempt interest income, and a reduction in the valuation allowance.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated cash and cash equivalents of $4.8 million during the quarter ended March 31, 1998. The Company acquired capital equipment and funded facilities expansion for $3.7 million. As a result of these activities, cash, cash equivalents and investments increased from $26.6 million at December 31, 1997 to $27.9 million at March 31, 1998.

The Company currently expects to spend approximately $12 million for capital equipment purchases and leasehold improvements during the remainder of 1998.

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


IMPACT OF YEAR 2000

The Company is in the process of addressing the conversion to enterprise resource planning software programs, supporting the Company's manufacturing, finance, distribution / logistics and human resource operations. The total cost of this conversion, which will also make all of the Company's computer systems Year 2000 complaint is estimated at approximately $2.5 million, which includes $1.5 million for the purchase of new software and hardware that will be capitalized and $1.0 million that will be expensed as incurred.

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's long-term strategic focus on commercial product opportunities, the expected growth in international revenues, the levels of expenditures on research and development, and selling, general and administration, the ability to realize the benefit of net deferred tax assets, as well as the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

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

The Company relies almost exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts of equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. To alleviate, at least in part, this situation, the Company recently remodeled its front-end wafer fabrication facility and its packaging and test facility. The Company incurred additional start-up costs from the expansion of its wafer fabrication capacity during 1997 and the first quarter of 1998. Front-end production activities were operated in parallel to allow adequate time for customer acceptance and to validate yields, thereby increasing production costs. There can be no assurances that The Company will not experience further start-up costs and yield problems in fully utilizing its increased wafer capacity. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, loss of whom could affect the Company's ability to effectively operate and service such equipment.

The Company experienced lower than expected production yields on some of its products, including certain key product lines during 1997 and the first quarter of 1998. While the Company has aggressively addressed these problems, solutions on certain product lines have proven to be more difficult to identify and implement than anticipated. This reduction in yields adversely affected gross margins, delayed component, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

DEPENDENCE ON EMERGING APPLICATIONS AND NEW PRODUCTS. The Company's current products serve many applications in the communications, materials processing, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. The Company believes that rapid customer acceptance of its new products are key to the Company's financial results. A substantial portion of the Company's products address markets that are not now, and may never become substantial commercial markets. The Company has experienced, and is expected to experience, competitive, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. Currently, several of the Company's customers are testing pump modules, amplifiers and marking systems among other new products for potential volume applications. No assurances can be given that the Company or its customers will qualify these new products, will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products. The Company may also be unable to develop new products on a timely schedule or be able to manufacture such new products at an acceptable cost so as to maintain profitability.

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

DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. In the first quarter of 1998 and fiscal 1997 and 1996, the Company derived approximately 31 %, 43% and 43 %, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The Company received approximately 14%, 18% and 21% of its revenue for the first quarter of 1998, and fiscal 1997 and 1996, respectively, from Lockheed Martin through several government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was, and during the remainder of 1998 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1998, 1997 and 1996 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. Although the outcome of this matter cannot be determined at this time, management does not believe that its outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term. In addition, a change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the U.S. government's Small Business Innovative Research (SBIR) programs and is no longer able to compete for research contract awards within SBIR programs. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 4%, 5% and 6 % of revenue in the first quarter of 1998, and fiscal years 1997 and 1996, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.  Not Applicable


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.   Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           Not Applicable


ITEM 5.    OTHER INFORMATION.  Not Applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   List of Exhibits

                 Number  Exhibit Description

                  3.1    Certificate of  Incorporation  of Registrant as Amended
                 27.1    Financial Data Schedule (March 31, 1998)
                 27.2    Financial Data Schedule (March 31, 1997)
                 27.3    Financial Data Schedule (June 30, 1997)
                 27.4    Financial Data Schedule (September 30, 1997)
                 27.5    Financial Data Schedule (March 31, 1996)
                 27.6    Financial Data Schedule (June 30, 1996)
                 27.7    Financial Data Schedule (September 30, 1996)
                 27.8    Financial Data Schedule (December  31, 1996)
                 27.9    Financial Data Schedule (December 31, 1995)


           (b)   Reports on Form 8-K

                 None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SDL, INC.
                                       Registrant





May 18, 1998                           /S/ Vincent A. McCord
                                       ---------------------------------------
                                       Vincent A. McCord
                                       Vice President, Finance
                                       Chief Financial Officer
                                       (duly authorized officer, and principal
                                       financial and accounting officer)