Form 10-Q
period 1998-06-30
SDL INC
filed 1998-08-14
CIK 934741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                           Yes  [X]              No [ ]

The number of shares outstanding of the issuer's common stock as of August 4, 1998 was 13,870,604.

                                    SDL, INC.

                                      INDEX


                                                                             PAGE NO.
                                                                             --------
PART I.   FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets at
                 June 30, 1998 and December 31, 1997                            3

                 Condensed Consolidated Statements of Operations for
                 the three and six months ended June 30, 1998 and 1997          4

                 Condensed Consolidated Statements of Cash Flows for
                 the six months ended June 30, 1998 and 1997                    5

                 Notes to Condensed Consolidated Financial Statements           6

  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                  9


  Item 3.        Quantitative and Qualitative Disclosures about Market Risk    14

PART II.   OTHER INFORMATION

  Item 1.        Legal Proceedings                                             15

  Item 2.        Changes in Securities and Use of Proceeds                     15

  Item 3.        Defaults upon Senior Securities                               15

  Item 4.        Submission of Matters to a Vote of Security Holders           15

  Item 5.        Other Information                                             16

  Item 6.        Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                                     17

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      JUNE 30,       DECEMBER 31,
                                                                        1998            1997
                                                                     --------------------------
                                                                     (UNAUDITED)         (1)
ASSETS
Current assets:
       Cash and cash equivalents                                     $   2,945        $   4,593
       Short-term investments                                           12,475           10,400
       Accounts receivable, net                                         20,504           19,960
       Inventories                                                      15,844           13,938
       Prepaid expenses and other current assets                         2,937            2,738
                                                                     ---------        ---------
           Total current assets                                         54,705           51,629

Property and equipment, net                                             28,743           26,298
Long-term investments                                                   12,043           11,613
Note due from related party                                                524              536
Other assets                                                             4,317            4,148
                                                                     ---------        ---------
                                                                     $ 100,332        $  94,224
                                                                     =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                              $   7,098        $   8,469
       Accrued payroll and related expenses                              3,271            2,945
       Income taxes payable                                                687              828
       Unearned revenue                                                    193              393
       Acquisition obligations                                             650              650
       Other accrued liabilities                                         2,434            2,332
                                                                     ---------        ---------
           Total current liabilities                                    14,333           15,617

Other long-term liabilities                                              2,390            2,020

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                      --               --
       Common stock                                                         14               14
       Additional paid-in-capital                                      117,756          116,409
       Accumulated other comprehensive income                             (134)            (208)
       Accumulated deficit ($32,084 relating to the repurchase
         of common stock and recapitalization in 1992)                 (33,981)         (39,586)
                                                                     ---------        ---------
                                                                        83,655           76,629
       Less: Stockholders' notes receivable                                (46)             (42)
                                                                     ---------        ---------
Total Stockholders' equity                                              83,609           76,587
                                                                     ---------        ---------
                                                                     $ 100,332        $  94,224
                                                                     =========        =========


(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.



See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)



                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                  -----------------------        -----------------------
                                                    1998           1997           1998            1997
                                                  --------       --------        --------       --------
Total revenue:
Product revenue                                   $ 22,848       $ 18,182        $ 44,988       $ 34,957
Research revenue                                     2,962          3,388           6,179          7,629
                                                  --------       --------        --------       --------
                                                    25,810         21,570          51,167         42,586
Cost of revenue:
Cost of product revenue                             14,431         14,974          29,209         25,860
Cost of research revenue                             2,464          3,359           4,836          6,491
                                                  --------       --------        --------       --------

Gross margin                                         8,915          3,237          17,122         10,235

Operating expenses:
Research and development                             2,696          2,473           5,172          5,309
Selling, general and administrative                  3,194         30,178           6,083         34,075
Amortization of purchased intangibles                  193            163             389            324
                                                  --------       --------        --------       --------

Operating income (loss)                              2,832        (29,577)          5,478        (29,473)
Interest income and other, net                         309            106             582            737
                                                  --------       --------        --------       --------

Income (loss) before income taxes                    3,141        (29,471)          6,060        (28,736)
Provision for income taxes                             235             --             455            228
                                                  --------       --------        --------       --------

Net income (loss)                                 $  2,906       $(29,471)       $  5,605       $(28,964)
                                                  ========       ========        ========       ========

Net income (loss) per share - basic               $   0.21       $  (2.19)       $   0.41       $  (2.16)
                                                  ========       ========        ========       ========

Net income (loss) per share - diluted             $   0.20       $  (2.19)       $   0.38       $  (2.16)
                                                  ========       ========        ========       ========

Number of weighted average shares - basic           13,830         13,462          13,769         13,400

Number of weighted average shares - diluted         14,700         13,462          14,623         13,400



                             See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ------------------------
                                                               1998           1997
                                                             --------        --------
OPERATING ACTIVITIES:
Net (loss) income                                            $  5,605        $(28,964)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
       Depreciation and amortization                            3,635           2,603
       Deferred income taxes                                       --             477
       Changes in operating assets and liabilities
              Accounts receivable                                (544)         (6,883)
              Inventories                                      (1,906)            946
              Accounts payable                                 (1,371)          1,988
              Income taxes payable                               (141)           (278)
              Accrued payroll and related expenses                326            (199)
              Unearned revenue                                   (200)            487
              Other accrued liabilities                           102             179
              Other                                              (448)            558
                                                             --------        --------
Total adjustments                                                (547)           (122)
                                                             --------        --------
Net cash provided by (used in) operating activities             5,058         (29,086)
                                                             --------        --------

INVESTING ACTIVITIES:
Acquisition of property and equipment, net                     (5,690)         (5,000)
Payments on acquisition obligations                                --          (2,712)
Sale (purchase) of investments, net                            (2,363)         35,525
                                                             --------        --------
Net cash provided by (used in) investing activities            (8,053)         27,813

FINANCING ACTIVITIES:
Issuance of stock pursuant to employee stock plans              1,347             960
Payments on stockholders' notes receivables                        --               5
                                                             --------        --------
Net cash provided by financing activities                       1,347             965

Net decrease in cash and cash equivalents                      (1,648)           (308)
Cash and cash equivalents at beginning of period                4,593           2,605
                                                             --------        --------
Cash and cash equivalents at end of period                   $  2,945        $  2,297
                                                             ========        ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Unrealized gains (loss) on marketable securities             $    142        $    (53)

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                   $    575        $     --



                             See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998


1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       The consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiary, SDL Optics. Intercompany accounts and transactions have been eliminated in consolidation.

       The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains and losses are included in interest income and other, net and were immaterial for all periods presented.

       The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The second fiscal quarter of 1998 and 1997 ended on July 3, 1998 and June 27, 1997, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

2.     NET INCOME (LOSS) PER SHARE

       The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                                   Three months ended              Six months ended
                                                                         June 30,                       June 30,
                                                                 -----------------------        -----------------------
                                                                   1998           1997            1998           1997
                                                                 --------       --------        --------       --------
       Numerator:
       Net income (loss)                                         $  2,906       $(29,471)       $  5,605       $(28,964)
                                                                 ========       ========        ========       ========

       Denominator:
       Denominator for basic net income (loss) per
       share-weighted average shares                               13,830         13,462          13,769         13,400

       Incremental common shares attributable to shares
           issuable under employee stock plans                        870             --             854             --
                                                                 --------       --------        --------       --------

       Denominator for diluted net income (loss) per share
            adjusted weighted average shares and assumed
            conversions                                            14,700         13,462          14,623         13,400
                                                                 ========       ========        ========       ========

       Net income (loss) per share - basic                       $   0.21       $  (2.19)       $   0.41       $  (2.16)
                                                                 ========       ========        ========       ========
       Net income (loss) per share - diluted                     $   0.20       $  (2.19)       $   0.38       $  (2.16)
                                                                 ========       ========        ========       ========


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

         Total comprehensive income amounted to approximately $3.0 million for the second quarter 1998 compared to a comprehensive loss of $29.1 million for the second quarter of 1997. For the six months ended June 30, 1998, comprehensive income amounted to $5.7 million compared to a $29.1 million comprehensive loss for the six months ended June 30, 1997.

4.       RECENT PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will provide the disclosures required by SFAS 131 in its Form 10-K for the year ended December 31, 1998.

5.     INVENTORIES

       The components of inventories consist of the following (in thousands):


                                                June 30,        December 31,
                                                  1998              1997
                                                -------           -------
       Raw materials                            $ 7,051           $ 6,087
       Work in process                            8,793             7,851
                                                -------           -------
                                                $15,844           $13,938
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


7.      CONTINGENCIES

       See Part II, Item 1, Legal Proceedings for discussion of legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SDL designs, manufactures and markets semiconductor optoelectronic integrated circuits (OEICs), semiconductor lasers, fiber optic related products and optoelectronic systems. The Company's revenue consists of product and research revenue. The Company's product revenue is primarily derived from the sale of standard and customized products to a variety of customers, in volumes ranging from single products sold to numerous organizations to high unit volumes sold to certain original equipment manufacturer (OEM) customers. As a result, product gross margins tend to fluctuate based in part on the mix of products sold in any reported period. From the original products introduced in 1984, the Company has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. OEM customers often fund the design or customization as well as the manufacturing and testing of their volume products. The primary applications for the Company's products include telecommunications, CATV, satellite communications, LAN, printing, medical, data storage, sensor, materials processing and instrument markets.

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes approximately 60 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 80 U.S. patents and has approximately 90 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The second fiscal quarter of 1998 and 1997 ended on July 3, 1998 and June 27, 1997, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.


RESULTS OF OPERATIONS

REVENUE. Total revenue for the quarter ended June 30, 1998 increased 20% to $25.8 million compared to $21.6 million in the corresponding 1997 quarter. For the six months ended June 30, 1998, total revenue increased to $51.2 million from $42.6 million reported for the comparable period. Product revenue reported for the second quarter of 1998 increased 26% compared to product revenue for the second quarter of 1997. The growth in revenue resulted primarily from continued strong demand for SDL's 980 nm pump modules, used in the fiber optics communication markets, and to a lesser extent, the Company's new materials processing products. Research revenue declined both in dollars and as a percentage of total revenue compared to the corresponding quarter and six month period ended June 30, 1997. This downward trend is a result of the Company continuing to focus its longer term strategy on commercial product opportunities. Revenue derived directly or indirectly from government sources declined to 33% of total revenue reported for the first six months of 1998, compared to 42% for the first six months of 1997. Additionally, revenue received from Lockheed Martin decreased to 15% of total revenue during the six month period ended June 30, 1998 compared to 19% in the prior period.

International revenue as a percentage of total revenue for the six months ended June 30, 1998 increased to 20% from 16% for the corresponding 1997 period. Increased international marketing efforts primarily resulted in this international revenue growth.

There can be no assurance that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.


GROSS MARGIN. Gross margins increased to 34.5% and 33.5% for the three and six months ended June 30, 1998 from 15.0% and 24.0% in the comparable 1997 periods. Increased volume of 980 nm product during the second quarter and first half of 1998 combined with lower period costs and a more favorable mix of commercial product revenue resulted in improvements in gross margin in 1998 as compared to 1997. These favorable factors were partially offset by lower margins on Federal government contracts due to lower indirect rates. Gross margins reported for the first half of 1997 were adversely impacted by start-up costs for the expansion of the Company's wafer fab and packaging capacities, together with write-offs totaling $1.4 million for excess and obsolete inventory and additional reserves of $1.6 million for changes in estimable reimbursable costs.

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


RESEARCH AND DEVELOPMENT. Research and development expense for the three and six months ended June 30, 1998 was $2.7 million and $5.2 million, respectively, compared to $2.5 million and $5.3 million for the corresponding 1997 periods. Research and development expense as a percentage of total revenue was 10% and 12% for the six months ended June 30, 1998 and 1997, respectively. The 1997 research and development spending was focused on addressing manufacturing process improvements, primarily production yields, and to a lesser extent, new product development. Conversely, during 1998 the emphasis of research and development has been to bring new communication, laser and system products to market.

The level of research and development incurred in future periods may vary. In addition, there can be no assurance that expenditures for manufacturing improvements or for other advanced research projects will be successful, or that improved processes or commercial products will result from these projects.


SELLING, GENERAL AND ADMINISTRATIVE. As reported, selling, general and administrative expense (SG & A) for the three months ended June 1998 and 1997 was $3.2 million and $30.2 million, respectively. Excluding the settlement and related legal costs of approximately $27.5 million in the quarter and six month period ended June 30, 1997, associated with the Spectra Physics vs. SDL, Inc. legal dispute, SG & A increased on an absolute basis and as a percentage of revenue for both the three and six month period ended June 30, 1998 compared to that of the prior year primarily due to expansion of the Company's sales and marketing efforts. The Company expects quarterly G&A spending through the second half of 1998 to remain relatively flat with that of the first half of the year, with sales and marketing spending increasing to support the Company's current and expected future volume of business.

INTEREST INCOME AND OTHER, NET. Net interest income for the three and six months ended June 30, 1998 was $0.3 million and $0.6 million, respectively, compared to $0.1 million and $0.7 million for the corresponding 1997 periods. The early liquidation of investment securities to pay for the settlement and related legal costs of the Spectra Physics vs. SDL, Inc. legal dispute resulted in a loss on the sale of securities during the second quarter of 1997. Lower average cash, cash equivalents and investments during 1998 resulted in lower interest income for the first half of 1998 compared to the same six months of 1997.

PROVISION FOR INCOME TAXES. The income tax provision for the six months ended June 30, 1998 of $455,000 consists principally of foreign income taxes and Federal and state minimum taxes. The Company has benefited from previously unrecognized federal and state net operating loss carryforwards. The income tax provision for the six months ended June 30, 1997 of $228,000 consisted principally of foreign income taxes and state minimum taxes.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating and financing activities generated cash and cash equivalents of $6.4 million during the six months ended June 30, 1998. The Company acquired capital equipment and funded facilities expansion for $5.7 million. As a result of these activities, cash, cash equivalents and investments increased from $26.6 million at December 31, 1997 to $27.5 million at June 30, 1998.

The Company currently expects to spend approximately $7.0 million for capital equipment purchases and leasehold improvements during the remainder of 1998.

The Company believes that current cash balances, cash generated from operations, and cash available through the equity markets and banks will be sufficient to fund capital equipment purchases, acquisitions of complementary businesses, products or technologies and working capital requirements for the foreseeable future. However, there can be no assurances that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available on terms acceptable to the Company.


IMPACT OF YEAR 2000

The Company is in the process of addressing the conversion to enterprise resource planning software programs, supporting the Company's manufacturing, finance, distribution / logistics and human resource operations. The total cost of this conversion, which will also make all of the Company's computer systems Year 2000 compliant is estimated at approximately $2.5 million, which includes $1.5 million for the purchase of new software and hardware that will be capitalized and $1.0 million that will be expensed as incurred. The Company expects the conversion to be completed during the second quarter of 1999.

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's long-term strategic focus on commercial product opportunities, the levels of expenditures on selling, general and administration activities, the ability to realize the benefit of net deferred tax assets, the expected completion date of software conversion, as well as the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

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

The Company relies almost exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts of equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. To alleviate, at least in part, this situation, the Company remodeled its front-end wafer fabrication facility and its packaging and test facility. During this time, front-end production activities were operated in parallel to allow adequate time for customer acceptance and to validate yields, thereby increasing production costs. There can be no assurances that the Company will not experience further start-up costs and yield problems in fully utilizing its increased wafer capacity. In the event of any disruption in production by one of these machines, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, loss of whom could affect the Company's ability to effectively operate and service such equipment.

The Company experienced lower than expected production yields on some of its products, including certain key product lines during 1997 and the first half of 1998. This reduction in yields adversely affected gross margins, delayed component, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time in the future. To the extent the Company continues to experience lower than expected manufacturing yields or experiences any shipment delays, the Company could continue to lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. In such event, the Company's business and results of operations would be materially adversely affected.

DEPENDENCE ON EMERGING APPLICATIONS AND NEW PRODUCTS. The Company's current products serve many applications in the communications, materials processing, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. The Company believes that rapid customer acceptance of its new products are key to the Company's financial results. A substantial portion of the Company's products address markets that are not now, and may never become substantial commercial markets. The Company has experienced, and is expected to continue to experience, competitive, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. Currently, several of the Company's customers are testing pump modules, amplifiers and marking systems among other new products for potential volume applications. No assurances can be given that the Company or its customers will qualify these new products, will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products. The Company may also be unable to develop new products on a timely schedule or be able to manufacture such new products at an acceptable cost so as to maintain profitability.

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

DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. The Company derived approximately 33%, 38%, and 43% during the first half of 1998 and during fiscal 1997 and 1996, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The Company received approximately 15%, 19% and 21% of its revenue for the first half of 1998, and fiscal 1997 and 1996, respectively, from Lockheed Martin through several government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was, and during the remainder of 1998 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1998, 1997 and 1996 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. Although the outcome of this matter cannot be determined at this time, management does not believe that its outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term. In addition, a change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the U.S. government's Small Business Innovative Research (SBIR) programs and is no longer able to compete for research contract awards within SBIR programs. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 3%, 5% and 6% of revenue in the first half of 1998, and fiscal years 1997 and 1996, respectively.

NEED TO MANAGE GROWTH. The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet demand of its existing customer base and new customers. The expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. Information disclosed in the Company's Form 10-K for the year ended December 31, 1997 under heading Part I Item 3, Legal Proceedings, is incorporated herein by this reference. Since the date of that disclosure, in regards to the litigation with Rockwell discussed therein, the United States Court of Appeals for the Federal Circuit issued an opinion vacating the Court of Federal Claims' grant of the Company's motion for summary judgment of invalidity based on obviousness. The Federal Circuit held that the Court of Federal Claims had erred in finding that there were no genuine disputes of material fact concerning the obviousness of the Rockwell patent, and that the resolution of these disputes requires a trial. The Federal Circuit thus remanded the case back to the trial court for further proceedings. The Federal Circuit also affirmed the Court of Federal Claims' denial of the Company's motion for summary judgment of invalidity based on anticipation, as well as the Court of Federal Claims' claim construction.


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not Applicable


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.   Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company held its Annual Meeting of Stockholders on May 14, 1998. The stockholders voted on proposals to:

       1.     Elect two Class 1 Directors of the Company.

       2. Approve an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 450,000 shares to 850,000 shares.

       3. Ratify the appointment of Ernst & Young, LLP as the Company's auditors for 1998.

The proposals were approved by the following votes:

       1.     Election of Directors

              Director                    For                      Withheld

              Donald R. Scifres           11,440,657                48,198
              Keith B. Geeslin            11,439,607                49,248

       2.     Amendment to 1995 Employee Stock Purchase Plan

              For                         Against                  Abstain
              10,667,645                  786,349                  34,861


       3.     Ratify appointment of Ernst & Young LLP

              For                         Against                  Abstain
              11,448,570                  7,329                    32,956

ITEM 5.        OTHER INFORMATION.
               Any stockholder proposal submitted outside the processes of Rule 14a-8, under the Securities Exchange Act for presentation to Registrants 1999 Annual Meeting of Stockholders will be considered untimely for the purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Registrants after March 3, 1999.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    List of Exhibits

                      Number                     Exhibit Description

                      27.1                       Financial Data Schedule

               (b)    Reports on Form 8-K

                      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SDL, INC.
                                       Registrant





August 12, 1998                        /s/ Michael Foster
                                       -----------------------------------------
                                       Michael Foster
                                       Chief Financial Officer
                                       (duly authorized officer, and principal
                                       financial and accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number                          Description
-------                         -----------
27.1                     Financial Data Schedule