Form 10-Q
period 1998-09-30
SDL INC
filed 1998-11-12
CIK 934741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                -------------------------------------------------

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

                             Yes [X]     No [ ]

The number of shares outstanding of the issuer's common stock as of November 6, 1998 was 14,111,100.

                                    SDL, INC.

                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------
PART I.   FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets at
                    September 30, 1998 and December 31, 1997                              3

                    Condensed Consolidated Statements of Operations for
                    the three and nine months ended September 30, 1998 and 1997           4

                    Condensed Consolidated Statements of Cash Flows for
                    the nine months ended September 30, 1998 and 1997                     5

                    Notes to Condensed Consolidated Financial Statements                  6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         9

        Item. 3     Quantitative and Qualitative Disclosures about Market Risk           15


PART II.   OTHER INFORMATION

        Item 1.     Legal Proceedings                                                    16

        Item 5.     Other Information                                                    16

        Item 6.     Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                               17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  September 30,    December 31,
                                                                       1998           1997
                                                                  -------------    ------------
                                                                   (unaudited)        (1)
ASSETS
Current assets:
       Cash and cash equivalents                                    $   7,227       $   4,593
       Short-term investments                                          12,623          10,400
       Accounts receivable, net                                        20,359          19,960
       Inventories                                                     17,165          13,938
       Prepaid expenses and other current assets                        3,233           2,738
                                                                    ---------       ---------
           Total current assets                                        60,607          51,629

Property and equipment, net                                            31,609          26,298
Long-term investments                                                   6,438          11,613
Note due from related party                                               518             536
Other assets                                                            4,218           4,148
                                                                    ---------       ---------
                                                                    $ 103,390       $  94,224
                                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
       Accounts payable                                             $   7,561       $   8,469
       Accrued payroll and related expenses                             3,319           2,945
       Income taxes payable                                               722             828
       Other accrued liabilities                                        2,142           3,375
                                                                    ---------       ---------
           Total current liabilities                                   13,744          15,617

Other long-term liabilities                                             2,557           2,020

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                     --              --
       Common stock                                                        14              14
       Additional paid-in-capital                                     117,852         116,409
       Accumulated other comprehensive income                             151            (208)
       Accumulated deficit ($32,084 relating to the repurchase
         of common stock and recapitalization in 1992)                (30,882)        (39,586)
                                                                    ---------       ---------
                                                                       87,135          76,629
       Less: Stockholders' notes receivable                               (46)            (42)
                                                                    ---------       ---------
Total Stockholders' equity                                             87,089          76,587
                                                                    ---------       ---------
                                                                    $ 103,390       $  94,224
                                                                    =========       =========

(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                            See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                        Three Months Ended          Nine Months Ended
                                                      ----------------------      ----------------------
                                                        1998          1997          1998          1997
                                                      --------      --------      --------      --------
Total revenue:
          Product revenue                             $ 23,111      $ 19,724      $ 68,099      $ 54,681
          Research revenue                               2,460         4,227         8,639        11,856
                                                      --------      --------      --------      --------
                                                        25,571        23,951        76,738        66,537

Cost of revenue:
          Cost of product revenue                       14,594        13,140        43,803        39,000
          Cost of research revenue                       1,748         3,185         6,584         9,676
                                                      --------      --------      --------      --------

Gross margin                                             9,229         7,626        26,351        17,861

Operating expenses:
Research and development                                 2,684         2,340         7,856         7,649
Selling, general and administrative                      3,337         2,799         9,420        36,874
Amortization of purchased intangibles                      193           163           582           487
                                                      --------      --------      --------      --------

Operating income (loss)                                  3,015         2,324         8,493       (27,149)
Interest income and other, net                             335           266           917         1,003
                                                      --------      --------      --------      --------

Income (loss) before income taxes                        3,350         2,590         9,410       (26,146)
Provision for income taxes                                 251           139           706           367
                                                      --------      --------      --------      --------

Net income (loss)                                     $  3,099      $  2,451      $  8,704      $(26,513)
                                                      ========      ========      ========      ========

Net income (loss) per share - basic                   $   0.22      $   0.18      $   0.63      $  (1.97)
                                                      ========      ========      ========      ========

Net income (loss) per share - diluted                 $   0.21      $   0.17      $   0.59      $  (1.97)
                                                      ========      ========      ========      ========

Number of weighted average shares - basic               13,882        13,546        13,806        13,449

Number of weighted average shares - diluted             14,666        14,431        14,637        13,449

                             See accompanying notes

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            -----------------------
                                                              1998           1997
                                                            --------       --------
OPERATING ACTIVITIES:
Net income (loss)                                           $  8,704       $(26,513)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
       Depreciation and amortization                           5,447          4,130
       Deferred income taxes                                      --            477
       Changes in operating assets and liabilities
             Accounts receivable                                (399)        (8,369)
             Inventories                                      (3,227)           806
             Prepaid expenses and other current assets          (495)         1,038
             Accounts payable                                   (908)         1,144
             Accrued payroll and related expenses                374          1,269
             Income taxes payable                               (106)         2,022
             Other accrued liabilities                        (1,233)         1,690
             Other long-term liabilities                         537            285
             Other                                              (501)        (1,909)
                                                            --------       --------
Total adjustments                                               (511)         2,583
                                                            --------       --------
Net cash provided by (used in) operating activities            8,193        (23,930)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net                   (10,174)        (7,344)
Payments on acquisition obligations                             --           (2,712)
Sale of investments, net                                       3,172         34,438
                                                            --------       --------
Net cash provided by (used in) investing activities           (7,002)        24,382

FINANCING ACTIVITIES:
Issuance of stock pursuant to employee stock plans             1,443          1,078
Payments on stockholders' notes receivables                       --            212
                                                            --------       --------
Net cash provided by financing activities                      1,443          1,290

Net increase in cash and cash equivalents                      2,634          1,742
Cash and cash equivalents at beginning of period               4,593          2,605
                                                            --------       --------
Cash and cash equivalents at end of period                  $  7,227       $  4,347
                                                            ========       ========

                             See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The third fiscal quarter of 1998 and 1997 ended on October 2, 1998 and September 26, 1997, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

2.   NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, expcept per share amounts):

                                                                Three months ended        Nine months ended
                                                                   September 30,            September 30,
                                                              ----------------------     -------------------
                                                                1998         1997          1998       1997
                                                              --------     ---------     --------   --------
     Numerator:
     Net income (loss)                                        $  3,099     $   2,451     $  8,704   $(26,513)
                                                              ========     =========     ========   ========

     Denominator:
     Denominator for basic net income (loss) per share-
         weighted average shares                                13,882        13,546       13,806     13,449

     Incremental common shares attributable to shares
         issuable under employee stock plans                       784           885          831         --
                                                              ========     =========     ========   ========

     Denominator for diluted net income (loss) per share
          adjusted weighted average shares and assumed
          conversions                                           14,666        14,431       14,637     13,449
                                                              ========     =========     ========   ========

     Net income (loss) per share - basic                      $   0.22      $   0.18     $   0.63   $  (1.97)
                                                              ========     =========     ========   ========
     Net income (loss) per share - diluted                    $   0.21      $   0.17     $   0.59   $  (1.97)
                                                              ========     =========     ========   ========


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

     Total comprehensive income amounted to approximately $3.4 million for the third quarter 1998 compared to a comprehensive income of $2.5 million for the third quarter of 1997. For the nine months ended September 30, 1998, comprehensive income amounted to $9.1 million compared to a $26.6 million comprehensive loss for the nine months ended September 30, 1997.

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

5.   INVENTORIES

     The components of inventories consist of the following (in thousands):

                                            September 30,       December 31,
                                                1998                1997
                                            -------------       ------------
          Raw materials                      $  7,923             $  6,087
          Work in process                       9,242                7,851
                                             --------             --------
                                             $ 17,165             $ 13,938
                                             ========             ========

     No significant amounts of finished goods are maintained.


6.   CONTINGENCIES

     See Part II, Item 1, Legal Proceedings for discussion of legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SDL designs, manufactures and markets semiconductor optoelectronic integrated circuits (OEICs), semiconductor lasers, fiber optic related products and optoelectronic systems. The Company's revenue consists of product and research revenue. The Company's product revenue is primarily derived from the sale of standard and customized products to a variety of customers, in volumes ranging from single products sold to numerous organizations to high unit volumes sold to certain original equipment manufacturer (OEM) customers. As a result, product gross margins tend to fluctuate based in part on the mix of products sold in any reported period. From the original products introduced in 1984, the Company has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. OEM customers often fund the design or customization as well as the manufacturing and testing of their volume products. The primary applications for the Company's products include long haul telecommunications, CATV, undersea fiber optic communications, satellite communications, printing, medical, and materials processing markets.

The Company's research revenue is derived from customer-funded research programs. The Company's research and engineering staff, which currently includes over 50 Ph.D.s, provides state-of-the-art research and proof-of-concept prototypes over a broad range of semiconductor OEIC and laser technologies. The Company has been issued over 88 U.S. and foreign patents and has approximately 94 U.S. patent applications pending. Customer-funded research revenue is typically based on material and labor costs incurred, plus coverage for overhead and operating expenses, and in most cases, an additional profit component. Cost-based pricing has generally resulted in lower gross margins for research revenue than for product revenue. The Company typically retains rights to the technology developed under customer-funded research programs and therefore is able to leverage these programs to continue to broaden its product and technology offerings. All internally-funded research and development costs are expensed in the period incurred.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The third fiscal quarter of 1998 and 1997 ended on October 2, 1998 and September 26, 1997, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.


RESULTS OF OPERATIONS

REVENUE. Total revenue for the quarter ended September 30, 1998 increased 7% to $25.6 million compared to $24.0 million in the corresponding 1997 quarter. For the nine months ended September 30, 1998, total revenue increased to $76.7 million from $66.5 million reported for the comparable period. Product revenue reported for the third quarter of 1998 increased 17% compared to product revenue for the third quarter of 1997. The increase in third quarter product revenue resulted primarily from a 72% quarter-over-quarter increase in dense wavelength division multiplexing (DWDM) product sales from a continuing strong demand for SDL's 980 nm pump module. The growth in DWDM revenue was partially offset by a decrease in space communication product sales. Research revenue declined both in dollars and as a percentage of total revenue compared to the corresponding quarter and nine month period ended September 30, 1997. This downward trend is a result of the Company continuing to focus on commercial product opportunities. Revenue derived directly or indirectly from U.S. government sources declined to 30% of total revenue reported for the first nine months of 1998, compared to 41% for the first nine months of 1997. Additionally, revenue received from Lockheed Martin decreased to 14% of total revenue during the nine month period ended September 30, 1998 compared to 19% in the prior period.

International revenue as a percentage of total revenue for the nine months ended September 30, 1998 increased to 22% from 17% for the corresponding 1997 period. The 1998 export growth was primarily within the European region, where revenue increased 65% for the nine months ended September 1998 over that of the corresponding 1997 period. European and Asia-Pacific revenue represented 12% and 10%, respectively, of total revenue for the nine months ended September 1998.

There can be no assurance that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.


GROSS MARGIN. Gross margins increased to 36.1% and 34.3% for the three and nine months ended September 30, 1998 from 31.8% and 26.8% in the comparable 1997 periods. Three factors contributed to the year-over-year increase in gross margin. These were: i) a more favorable mix in the ratio of commercial product revenue as compared to revenue derived from U.S. government sources; ii) increased yields and volumes from the new wafer fab and reduction of costs related to the 980 nm pump module; and to a lesser degree, iii) lower research contract costs. Gross margins reported for the first nine months of 1997 were adversely impacted by start-up costs for the expansion of the Company's wafer fab and packaging capacities, together with write-offs totaling $1.4 million for excess and obsolete inventory and additional reserves of $1.6 million for changes in estimable reimbursable costs.

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


RESEARCH AND DEVELOPMENT. Research and development expense for the three and nine months ended September 30, 1998 was $2.7 million and $7.9 million, respectively, compared to $2.3 million and $7.6 million for the corresponding 1997 periods. Research and development expense has remained relatively consistent at approximately 10% of revenue for all periods reported. The 1997 research and development spending was focused on addressing manufacturing process improvements, primarily production yields, and to a lesser extent, new product development. Conversely, during 1998 the emphasis of research and development has been to bring new communication, laser and system products to market. Approximately 60% of the research and development expenses incurred for the three months ended September 30, 1998 was targeted at new product and process development in the dense wavelength division multiplexing area.

The level of research and development incurred in future periods may vary. In addition, there can be no assurance that expenditures for manufacturing improvements or for other advanced research projects will be successful, or that improved processes or commercial products will result from these projects.


SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 1998, selling, general and administrative (SG&A) expense was $3.3 million or 13% of net revenue, compared to $2.8 million or 12% of net revenue for the corresponding 1997 three month period. The increase in SG&A expense was primarily due to continued expansion of the Company's business and personnel, especially within sales and marketing, and to a lesser extent, the commencement of the implementation process for the Company's new enterprise resource planning software. For the nine months ended September 30, 1998, SG&A expense was $9.4 million or 12% of net revenue, compared to $36.9 million for the prior year period. Excluding non-recurring amounts of approximately $29 million for the settlement and related legal costs incurred during the first half of 1997 for the Spectra-Physics vs. SDL, Inc. legal dispute, SG&A has remained relatively consistent at approximately 12% of revenue for the 1998 and 1997 nine month periods.

INTEREST INCOME AND OTHER, NET. For the three months ended September 30, 1998 interest income was $335,000, which represented a $69,000 increase from the corresponding 1997 period. The increase was due to higher average cash and investment balances for the three months ended September 30, 1998 compared to the corresponding 1997 period. For the nine months ended September 30, 1998 interest income was $917,000, compared to $1,003,000 for the prior year period. Lower average cash and investment balances during the nine months ended 1998 resulted in lower interest income compared to the corresponding 1997 period.

PROVISION FOR INCOME TAXES. The income tax provision for the nine months ended September 30, 1998 and 1997 consists principally of foreign income taxes and Federal and state minimum taxes. The Company's provision has benefited from previously unrecognized federal and state net operating loss carryforwards.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating and financing activities generated cash and cash equivalents of $9.8 million during the nine months ended September 30, 1998. During this same period the Company acquired capital equipment and funded facilities expansion for approximately $10.2 million. As a result of these activities, cash, cash equivalents and investments decreased from $26.6 million at December 31, 1997 to $26.3 million at September 30, 1998.

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


IMPACT OF YEAR 2000

Like many other companies, the year 2000 computer issue creates risks for SDL. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be a material adverse impact on the Company's business and results of operations.

To address these year 2000 issues within its internal systems, the Company has established a task team and initiated a comprehensive program designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to critical systems completed and tested by mid-1999. These activities are intended to encompass all systems software applications in use by the Company, including front and back-end manufacturing, facilities, sales, finance and human resources.

As newer, more functional software solutions are currently available and are Year 2000 compliant, the Company has concluded that the conversion to enterprise resource planning software programs supporting the Company's manufacturing, finance, distribution / logistics and human resource operations is more cost effective. The project is estimated to be completed during the quarter ended June 30, 1999. In addition, as a contingency plan, the Company's existing management information software applications have been successfully upgraded to a year 2000 compliant version.

Assessment and remediation of year 2000 issues in tertiary business information systems is on-going. Well over 80% of the Company's investment in desktop PC hardware is known to be year 2000 compliant. Additionally, the Company has concluded that the purchase of newer, more functional software for its network server applications is more cost effective than upgrading its existing software to a year 2000 compliant version. Completing the remediation of the Company's tertiary business information systems is not expected to be a significant burden on the Company.

To date, based on its current manufacturing process, SDL has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold or will sell in the future.

SDL is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compatible or to monitor their progress toward year 2000 compatibility. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues.

The costs incurred to date related to these programs are less than $1.1 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2.8 million, which includes $1.8 million for the purchase of new software and hardware that will be capitalized and $1.0 million that will be expensed as incurred. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The costs of these projects and dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. Any failure to timely, successfully and cost-effectively assess, remediate and resolve the Company's year 2000 issues, including those regarding its own as well as suppliers' and third parties' internal systems, products, services and contingency plans, may have a material adverse effect on the Company's business and results of operations. The Company is continuing its efforts to ensure year 2000 readiness, and there can be no assurance that there will not be new year 2000 issues not identified above and significant delays in or increased costs associated with such efforts which could have a material adverse effect on the Company's business and results of operations.

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's long-term strategic focus on commercial product opportunities, the ability to realize the benefit of net deferred tax assets, the expected completion date of software conversion, as well as the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

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

The Company experienced lower than expected production yields on some of its products, including certain key product lines during 1997 and the first half of 1998. This reduction in yields adversely affected gross margins, delayed component, product and system shipments and, to a certain extent, new orders booked. There can be no assurance that the Company's manufacturing yields will be acceptable to ship products on time in the future. To the extent the Company experiences lower than expected manufacturing yields or experiences any shipment delays, the Company could lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. The Company presently is ramping production of certain of its product lines. This requires hiring and training of new personnel, acquiring new equipment, and expanding its packaging facilities and capabilities. Difficulties in ramping production to meet expected demand and schedules have occurred in the past and may occur in the future. Quality problems could arise, yields could fall, and gross margins could be adversely impacted during such a ramp. Aggressive volume pricing for large long-term order has been provided to certain customers. Cost reductions in manufacturing are required to avoid a drop in gross margins for certain products. Such cost reductions may not occur rapidly enough to avoid a decrease in gross margins on these products. In such event, the Company's business and results of operations would be materially adversely affected.

DEPENDENCE ON EMERGING APPLICATIONS AND NEW PRODUCTS. The Company's current products serve many applications in the communications, materials processing, information and light source replacement markets. In many cases, the Company's products are substantially completed, but the customer's product is not yet completed, and the applications are emerging or are otherwise in new markets. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. The Company believes that rapid customer acceptance of its new products are key to the Company's financial results. A substantial portion of the Company's products address markets that are not now, and may never become substantial commercial markets. The Company has experienced, and is expected to continue to experience, competitive, technological and pricing constraints that may preclude development of markets and fluctuation in customer orders. The Company's customers are often required to test laser pump modules, transmitters, and marking systems among other new products for potential volume applications. No assurances can be given that the Company or its customers will qualify these new products, will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products. The Company may also be unable to develop new products on a timely schedule or be able to manufacture such new products at an acceptable cost so as to maintain profitability.

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

DEPENDENCE UPON GOVERNMENT PROGRAMS AND CONTRACTS. The Company derived approximately 30%, 38%, and 43% of its revenue during the first nine months of 1998 and during fiscal 1997 and 1996, respectively, directly and indirectly from a variety of Federal government sources. The Company received approximately 14%, 19% and 21% of its revenue for the first nine months of 1998, and fiscal 1997 and 1996, respectively, from Lockheed Martin through several U.S. government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was, and during the remainder of 1998 is expected to be, derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1998, 1997 and 1996 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. Although the outcome of this matter cannot be determined at this time, management does not believe that its outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term. In addition, a change in the Company's accounting practices in this area could result in reduced profit margins on government contracts. During the fourth quarter of 1996, the Company exceeded the maximum number of employees allowed under eligibility requirements for the U.S. government's Small Business Innovative Research (SBIR) programs and is no longer able to compete for research contract awards within SBIR programs. Previously awarded SBIR contracts will not terminate but, depending on the contract, can continue through contract completion, which can be up to two years from the initial contract award date. SBIR contracts accounted for approximately 3%, 5% and 6% of revenue in the first nine months of 1998, and fiscal years 1997 and 1996, respectively.

RISK OF PATENT INFRINGEMENTS CLAIMS. The semiconductor, optoelectronics, communications, information and laser industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time the Company has received and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. In addition, there can be no assurance that additional infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company, or that existing claims, including the claim by Rockwell discussed herein under the heading legal proceedings, or any other assertions will not result in an injunction against the sale of infringing products or otherwise materially adversely affect the Company's business and results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  List of Exhibits

              Number                  Exhibit Description
              ------                  -------------------
               27.1                 Financial Data Schedule

        (b)  Reports on Form 8-K

             None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SDL, INC.
                                         Registrant





November 11, 1998                        /s/ Michael L. Foster
                                         ---------------------------------------
                                         Michael L. Foster
                                         Chief Financial Officer and
                                         Vice President of Finance
                                         (duly authorized officer, and principal
                                         financial and accounting officer)

                               INDEX TO EXHIBITS

Number                  Description
------                  -----------
 27.1                   Financial Data Schedule