Form 10-K
period 1999-01-01
SDL INC
filed 1999-03-25
CIK 934741

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED JANUARY 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 19, 1999, as reported by Nasdaq was $635,232,358.
Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 19, 1999 the registrant had outstanding 14,650,862 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Report on Form 10-K incorporates information by reference from Registrant's 1998 Annual Report to Stockholders. Part III of this Report on Form 10-K incorporates information by reference from Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

Introduction

SDL, Inc. was established in 1983 as a joint venture between Xerox and Spectra-Physics to develop and commercialize semiconductor laser technology. SDL management led a group to buy-out the joint venture partners in 1992 and the Company went public in 1995. SDL designs, manufactures and markets semiconductor lasers, fiber optic related products and optoelectronic systems. Historically, the Company has been technology-driven, leading the deployment of semiconductor laser technology into a wide variety of applications including fiber optic and satellite communications, cable television, materials processing, printing, data storage, cancer and other medical treatment, display, defense and scientific instrumentation. The Company's technical staff, including over fifty PhDs, represents one of the largest investments in core technology in the photonics industry. From the original products introduced in 1984, SDL has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. The Company's revenue also includes revenue from customer-funded research programs.

By 1995, SDL management recognized that its core technical strengths of high reliability and high power were particularly well-suited to the growing market opportunity in fiber optic communications. Since the acquisition of Seastar Optics in 1995, the Company's strategy has increasingly focused on providing solutions for optical communications. SDL's optical communications products power the transmission of data, voice and Internet information over fiber optic networks to meet the needs of telecommunications, dense wavelength division multiplexing
(DWDM), cable television and satellite communications applications. Led by growth in shipments of its flagship 980 nm semiconductor laser pump module, revenue from fiber optic products for terrestrial, undersea and cable television communications increased by greater than 100% in 1998 over 1997. Overall communications-related revenue increased to 66% of total revenue in the fourth quarter of 1998.

Demand for Company communications products is benefiting from the build-out of fiber optic networks to meet the bandwidth needs created by the growth of the Internet. The existing telecommunications infrastructure has proved insufficient to meet the massive traffic flow created by the Internet. To solve the demand for bandwidth, network providers have begun implementing DWDM technology to increase the capacity of existing fiber optic systems as well as implementing DWDM in new construction. SDL's fiber optic products, such as its high power, wavelength-stabilized pump module, are essential elements in DWDM systems.

With the increased focus on commercial communications products, the proportion of revenue derived from U.S. government-related projects declined from 43% in 1996 to 28% for all of 1998 and to 21% in the fourth quarter of 1998. SDL's revenue growth in 1997 - 1998 was constrained by a shortage in qualified manufacturing capacity, especially in the wafer fabrication area. The Company's new wafer fabrication facility received full qualification in June 1998, allowing a faster ramp-up in production to meet customer's DWDM demand. In order to satisfy customer requirements for DWDM products, the Company is also in the process of doubling the size of its semiconductor laser diode assembly and test facility, and constructing a new 40,000 square feet pump module packaging facility.

Company Strategy

SDL's objective is to be the customer's first choice for optoelectronics products by providing high levels of customer satisfaction, in terms of technology, value, quality, delivery and service. The key elements of SDL's business strategy are as follows:

Focus on Fiber Optic (DWDM) Communications

The demand for greater bandwidth capacity over fiber optic networks has created a strong demand for DWDM systems. DWDM offers the highest amount of bandwidth capacity for the lowest cost by enabling the transmission of multiple signals over a single optical fiber. SDL is a market leader in supplying high power semiconductor laser and amplifier components that power DWDM systems. DWDM-related revenue increased by greater than 100% in 1998 over 1997. The Company believes that there is an excellent match between its core technical strengths in high power, high reliability and wavelength stabilization, and the growing product requirements in the DWDM market.

Expand and Leverage Technology Leadership

The Company believes it is a technology leader in the semiconductor pump laser area and in many other product and market areas in which the Company is a primary competitor. With over 120 patents owned and over 90 patents pending, and with over fifty PhDs on staff, SDL's proprietary photonics technology base has expanded rapidly in the past several years. The Company plans to leverage its strong technology base in power, reliability and wavelength stabilization to maximize its market share in the pump laser area, for terrestrial, undersea and cable television applications, and to expand into other DWDM fiber optic product areas requiring high power and high reliability.

Increase Breadth of Fiber Optic Product Offering to Existing Customer
Base

SDL has over twenty customers for its DWDM and fiber optics products. In the fourth quarter of 1998, six of these customers purchased over $1 million of products while another two bought over $500,000. Since SDL has already qualified its technology and manufacturing and quality processes with these customers, the Company believes it has the opportunity to successfully market additional products to these same customers. Through both internal product development and acquisition of advanced products developed by others, the Company intends to provide a wide variety of solutions to the optical communications needs of its existing customer base.

Increase Level of Integration on the Wafer

SDL pioneered the design of, and commercially developed, the first optoelectronic integrated circuit (OEIC) containing multiple semiconductor lasers. Semiconductor OEICs are expected to revolutionize the type and number of applications that can be served by optoelectronics. The Company believes that, as with silicon integrated circuits, advanced semiconductor OEICs in conjunction with new fiber optic technologies will, in the long run, represent an increasing portion of the communication network's value.

Upgrade Bellcore-Qualified Manufacturing Capability

The Company is pursuing programs to significantly expand manufacturing capacity, improve yields and reduce unit costs in key product areas. Bellcore-qualified wafer fabrication capacity is in place in San Jose, California to meet expected product demand into early 2000. Two additional reactors are on order and scheduled to be qualified in time to meet the potential increased product demands in 2000-2001. Construction is nearing completion on a doubling of semiconductor laser diode assembly and test floor space at the Company's Santa Clara, California facility. Construction of a new 40,000 square foot pump module packaging facility is also in process near Victoria, British Columbia, Canada; the Company expects to begin shipments from this facility by the fourth quarter of 1999. Due largely to improved yields in manufacturing, the Company was able to reduce pump laser costs in 1998 and increase overall corporate gross margins by over five percentage points. Continuous yield improvement remains a high priority.

Partner with Leaders

SDL strives to be the market share leader in each of the product segments in which it competes, and seeks partnerships with the largest customers in each segment. Typically, such major system business leaders are attracted by the Company's technical leadership at the component and subsystem level. For example, many of the largest manufacturers of high-channel-count optical amplifiers have partnered with SDL because its high power, wavelength-stabilized pump module improves amplifier performance. The Company continues to expand its worldwide sales and marketing organization with a goal of providing superior solutions and service. Examples of successful partnerships include DWDM-- Alcatel, Corning and Lucent; Printing-Kodak, Panasonic and Polaroid.

Increase Profitability of Non-Communications Businesses

Product and research revenue from non-communications markets, such as printing and materials processing, remains a significant proportion of total revenue (34% in the fourth quarter of 1998). These products are also important to overall manufacturing overhead utilization because all of the Company's semiconductor laser products are made in the same wafer fabrication and assembly facilities. This business area has been generally profitable but may not have the same growth prospects as SDL's communications business. Therefore, the Company is investing in non-communications product lines only where it has a credible plan for profitable growth. The Company discontinued several low margin non-communications product lines in 1998. Conversely, responding to an opportunity to increase margins through more vertical integration, the Company invested $5.2 million to acquire the fiber laser business of Polaroid Corporation in early 1999.

Products and Markets

The Company derives revenue from three principal market areas: fiber optic and satellite communications, printing and material processing and contract research.

Fiber Optic Communications

Dense wavelength division multiplexing (DWDM) technology is revolutionizing modern communications by dramatically increasing the amount of information that can be transported across fiber optic networks. It is very costly to install fiber cabling for long distance communication. Once cable is installed, therefore, there is a great incentive to utilize it to the greatest extent possible, rather than having to install additional cable. Rather than transmitting a single light signal over a fiber (as was historically done), with DWDM several different light signals each at a different wavelength, are combined (multiplexed) and transmitted over the fiber simultaneously. At the output end of the fiber cable, the various signals can be separated (demultiplexed) because each signal is at a slightly different wavelength. With technological improvements, the number of different wavelengths (or channels) that can be transmitted simultaneously continues to increase, from 28 to 40 to 80 to over 100.

With long haul fiber optic systems, light signals may travel over thousands of miles of fiber optic cable before reaching the destination. The light signals degrade and must be amplified periodically as they
travel across the fiber.   Optical amplifiers accomplish this task, and
one of the most important elements in an optical amplifier is the semiconductor laser pump module.




                   OPTICAL AMPLIFIER WITH PUMP MODULE
                | ----------------------------------------|
                |                                         |
                | |-------------|                         |
                | |Semiconductor|              OPTICAL    |
                | | Laser Pump  |             AMPLIFIER   |
                | |   Module    |                         |
                | |-------------|                         |
                |        |                                |
                |        |                                |
                |        |                                |
   INPUT        |        |      |---------|               |       OUTPUT
------------    |         ----> | Optical |               |      ---------
Transmitted     |               | Coupler |--------------------> Amplified
Light Signal------------------> |---------| Doped Optical |        Light
  (Source)      |                               Fiber     |       Signal
                |                                         |
                | ----------------------------------------|



As shown above, the incoming source signal is combined with laser light produced by a semiconductor laser pump module via an optical coupler.
The energy from the pump module excites the erbium dopant atoms in the doped fiber cable. When the input signal light enters the doped fiber, the input signal light causes the dopant atoms to "relax" and give off many photons at the same wavelength and with the same pulse shape as the input source signal. As a result, the output of the optical amplifier is a greatly boosted or amplified version of the input source signal.

SDL is a leading supplier of 980 nm pump modules for DWDM applications. The major component within a pump module is the semiconductor laser that actually produces the laser light. The Company also sells stand-alone semiconductor lasers to certain customers that prefer to build their own fiber optic modules. In addition to the laser, the module includes monitor photodiodes (to measure output of the module), a thermistor (to monitor temperature) and a cooler (to prevent overheating). The module also aligns the laser output with an optical fiber. Built into the output fiber of each SDL pump module is a proprietary fiber Bragg grating. Fiber Bragg gratings are precise incisions made into the fiber that act as reflective mirrors for particular wavelengths. Bragg gratings in conjunction with the semiconductor laser, produce more precise pump wavelengths resulting in improved DWDM amplifiers enabling greater bandwidth capacity.

SDL has also designed a series of powerful optical amplifiers, including erbium-doped fiber amplifiers, to complement its pump module product line.

The majority of SDL's DWDM revenue has been into the terrestrial long-haul market. However, the Company also provides products for DWDM systems for undersea and cable television communications.

The undersea market is emerging as the next large potential market for DWDM systems because it is very expensive to deploy fiber cable across oceans. Qualification testing for undersea cable equipment is particularly rigorous and time consuming because once deployed, equipment generally cannot be repaired. SDL was recently selected by Alcatel to supply its 980 nm pump lasers and fiber Bragg gratings for undersea DWDM systems. The Company also has received contracts to qualify its 980 nm pump laser and module for two additional undersea DWDM system contractors. Further, SDL recently announced the introduction of a 1480 nm pump laser module which delivers 1.5 watts of optical power, or about ten times the power available from traditional pump lasers. This product enables remote pumping of optical amplifiers for short-haul repeaterless undersea fiber optic networks such as those connecting islands or cities along a common coastline.

Cable television (CATV) represents another major potential market for DWDM equipment. A large portion of the CATV infrastructure is fiber optic cable and CATV operators have begun implementing DWDM in order to offer bi-directional services and Internet access. DWDM is well-suited for transmitting data between cable headends and hubs. SDL supplies 980 nm pump modules for use in CATV amplifiers.



Satellite Communications

SDL has been the leading supplier of fiber optic semiconductor laser components to the satellite communications industry since the mid- 1980s. The expertise gained in developing high power, space-qualified laser devices provided the technical and reliability base from which to successfully enter the terrestrial and undersea fiber optic communications markets in the 1990s. The Company's satellite products have been used for satellite-to-satellite and satellite-to-ground communications, and to provide a local area fiber optic network within a satellite. Laser-based solutions are selected, over microwave or coaxial cable technology, due to smaller size, lighter weight and greater efficiency or speed. To date, most satellite laser sales have been to programs funded by the U.S. government or foreign governments. However, recently, large commercial satellite projects have begun to consider laser-based communication solutions.

Printing and Material Processing

SDL offers a broad range of semiconductor laser-based products to a variety of non-communications markets. Historically, most of these functions were accomplished either electronically or by using solid state or gas lasers. These solutions had inherent performance limitations in terms of capacity, speed, noise, size, durability or reliability. Using its advanced semiconductor laser technology, the Company designs and manufactures products to overcome certain of the limitations of traditional electronic and optical technology.

Printing

The thermal printing industry currently represents SDL's largest non-communications market. The Company's laser diodes and fiber lasers serve as heat sources or light sources in high quality printing systems. SDL's fiber-coupled laser diodes enable customers to write high-resolution color images directly from computer files onto a printing press plate or film, thus eliminating a number of processing steps and resulting in significant cost savings for commercial printers. The Company also offers a line of fiber lasers for thermal printing applications. These are optical fibers which are pumped with high reliability semiconductor lasers. Printing customers are attracted to SDL's fiber lasers because of their high optical power and good beam quality. SDL recently announced the acquisition of Polaroid's fiber laser business. This element of Polaroid was both a supplier and a customer in the chain of supply of fiber laser technology into the printing market. Therefore, the Company believes that this acquisition will improve its ability to profitably service the needs of the printing industry.

Medical

Lasers are increasingly being used in medical applications. SDL provides high reliability laser diodes for these applications. For example, in 1998, the Company announced the highest-power, lowest-wavelength semiconductor laser for use in photo dynamic treatment of cancer cells. Treatment modalities include lung cancer and esophageal cancer.


Material Processing

Lasers are used in a variety of material processing applications, including welding, cutting, soldering, heat treating and marking. SDL provides high power semiconductor lasers and fiber laser-based systems for certain of these applications. In the market for laser marking systems, SDL's laser pumped products are generally smaller, more reliable and more efficient than competing lamp-pumped systems. Other laser pump products provide optical power to manufacturers of solid state lasers for material processing. For example, in 1998, the Company was selected to supply high power laser diode pump arrays for an advanced solid state laser capable of generating extreme ultra violet light that is designed to enable advanced photolithography for next-generation semiconductor integrated circuit manufacturing.

Instrumentation

SDL offers a variety of instrumentation products which provide control, power, interface or scientific measurement functions. For example, a fiber amplifier coupled to a wavelength tunable semiconductor laser, provides what the Company believes is the highest power tunable light source in the 1550 nm range of wavelengths serving the DWDM market.

Contract Research

In addition to developing standard products, SDL seeks contract research projects which complement its strategy. Historically, a majority of these projects have been funded by agencies of the U.S. government. Under such programs, the Company may bill the customers for a fixed non-recurring engineering charge or may bill for actual burdened costs. On some of these projects, the Company teams with a group of contractors to present a vertically integrated system solution. Certain of these projects also require research and development cost-sharing by the Company.

While not a significant direct contributor to Company earnings, management believes that this business activity has benefited the Company in two principal ways. First, the technology developed under these contracts is often directly or indirectly applicable to future product development. Second, the projects attract top technical talent to the Company.

Sales and Marketing

The Company markets its products through product line specific direct sales forces headquartered in San Jose, California. The Company also maintains technical support in the U.K., Canada and Japan. In addition, the Company sells its products through distributors in Europe, Japan and Southeast Asia and a worldwide network of representatives.

The Company seeks partnerships with the largest customers in each segment in which it competes. It believes that the key elements in attracting and maintaining such partners are superior technology, value, quality, delivery and service, which the Company strives to provide. Selected customers for communications products include Alcatel, Antec, Corning, JDS Fitel, Lockeed Martin, Lucent Technologies, Pirelli and Scientific Atlanta. Selected customers for non-communication products include Kodak, Panasonic, Polaroid and TRW.

The Company received approximately 14 percent, 19 percent and 21 percent of its 1998, 1997 and 1996 revenue, respectively, from Lockheed Martin Corporation through several U.S. government and commercial satellite communications programs. See "Factors Affecting Earnings and Stock Price -- Dependence Upon Government Programs and Contracts."

Research and Development

During 1998, 1997 and 1996, SDL incurred $10.7 million, $9.8 million and $6.7 million respectively, of research and development expense. In addition, the Company recorded cost of sales on customer-funded research contracts of $7.5 million, $11.6 million and $9.6 million in 1998, 1997 and 1996, respectively.

Research and development in the semiconductor laser and fiber optics industry is characterized primarily by product design and product engineering that invents new products or improves performance and functionality in existing products. The Company believes that its ability to successfully compete will be substantially dependent on its ability to design, develop and introduce, in a timely manner, new product offerings. In addition, the Company also focuses on reducing the cost of existing manufacturing processes, developing new process capabilities and adding new features to existing products.

The Company's product development strategy emphasizes highly differentiated standard products that are based on customer input and requests, as well as custom product design. The Company often develops new products at the customer's systems design stage in order to better optimize compatibility with the customer's system or requirements and to better ensure market performance.

The Company has successfully introduced what it believes to be leading edge products and has received numerous new product awards. There can be no assurance that the Company will succeed in identifying new product opportunities, or in developing and bringing to market any such new products, or that the Company will be able to respond effectively to technological advances by others. There also can be no assurance that the Company's end markets will accept the Company's new products. Moreover, the end markets for the Company's new standard products are subject to rapid technological change and there can be no assurance that as such markets change, the Company's product offerings will remain current.

Manufacturing

The Company's primary manufacturing operations are located at the Company's headquarters in San Jose, California, at a nearby facility in Santa Clara, California and near Victoria, British Columbia, Canada. The Company's manufacturing operation is vertically integrated and has capabilities in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, and final assembly and testing. Many of the functions within the Company's manufacturing operation are computer monitored or controlled, which are designed to enhance reliability and yield. The Company employs flexible manufacturing techniques, allowing the Company to switch readily, reliably and efficiently from one product to another. The Company believes that its flexible manufacturing capability differentiates it from its competitors.

The Company's semiconductor lasers and fiber optic products are fabricated using many proprietary processes and customized manufacturing equipment. Therefore, almost all steps in the manufacturing of the semiconductor lasers are performed by the Company. Any interruption in manufacturing resulting from shortages of parts or equipment, earthquake, fire, equipment failures, yield fluctuations or otherwise could have a material adverse effect on the Company's business and results of operations. In particular, a significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. See "Factors Affecting Earnings and Stock Price -- Manufacturing Risks" and "Factors Affecting Earrings and Stock Price -- Need to Manage Growth". Outside contractors and suppliers are used to supply raw materials, packages and standard components, and to assemble printed circuit boards. The Company depends on a single or a limited number of suppliers. The Company generally purchases these single or limited source products through standard purchase orders or one year agreements. The Company seeks to maintain a sufficient safety stock to overcome shipping delays or supply interruptions by its suppliers. The Company also endeavors to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally (although not always) been able to obtain sufficient supplies in a timely manner. Operating results could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable alternate parts, receipt of defective parts or contaminated materials, an increase in pricing of such parts, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures. See "Factors Affecting Earnings and Stock Price -
- Dependence on Single Source and Other Third Party Suppliers."

The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet the demand of its existing customer base and of new customers. In addition, the delivery of certain products has on a number of occasions been late causing a loss of market share. As a result, the Company expanded and requalified its wafer fabrication facility in San Jose, California in 1997-1998 and intends to further expand and remodel its manufacturing facilities in the near future. In the first half of 1999, the Company plans to complete construction of a doubling of semiconductor laser assembly and test floor space in Santa Clara, California. Construction of a new 40,000 square foot pump module packaging facility is also in process near Victoria, British Columbia, Canada. In addition, two additional reactors are on order and scheduled to be qualified in time to meet potential increased wafer fabrication demands in 2000-2001. The Company has experienced, and may in the future experience, lower than expected production yields on many of its products, including some of its key product lines. This reduction in yields adversely affects gross margins and delays component, product and system shipments. There can be no assurance that the Company will be able to achieve acceptable manufacturing yields or ship products on time in the future. Further, the Company's sales contracts often include sizeable price discounts for volume orders which require future manufacturing cost reductions to achieve desired margins. There is no guarantee that such manufacturing cost reduction activities will be successful in maintaining margins. See "Factors Affecting Earnings and Stock Price -- Manufacturing Risks" and "Factors Affecting Earnings and Stock Price -- Need to Manage Growth."

Environmental Regulations

The Company is subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in its manufacturing processes. Further, the Company is subject to other safety, labeling and training regulations as required by local, state and federal law. The Company has established an environmental and safety compliance program to meet the objective of applicable federal, state and local laws. This compliance program is administered by the environmental and safety department of the Company and includes monitoring, measuring and reporting compliance, establishing safety programs and training Company personnel in environmental and safety matters. There can be no assurance that changes in or failure to meet regulations or laws will not have an adverse economic effect on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits or operate within regulations for, control the use of, or adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations could subject the Company to substantial liability, require costly changes in the Company's manufacturing processes or facilities or cause its operations to be suspended.

Backlog

As of December 31, 1998, the Company's backlog was approximately $40.1 million. Orders constituting the Company's backlog are subject to delivery rescheduling, price renegotiations and cancellation at the option of the buyer without significant penalty. A significant portion of the Company's business, in line with that of much of the semiconductor and communications industries, is characterized by short lead-time orders and quick delivery schedules.

Competition

The Company's various markets are highly competitive. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) suppliers of potential new technologies and (iv) suppliers of existing alternative technologies. Competitive factors in SDL's major markets include product performance, reliability, price, customer service, delivery and quality. SDL's competitors' products may often be preferred by customers with regard to one or more of these competitive factors. Also, many of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SDL. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company.

SDL has numerous competitors worldwide in each of its business areas. In communications, direct competitors include Uniphase, Nortel, Lasertron and Furukawa. In printing and material processing, direct competitors include Spectra-Physics, Coherent, Sony and Sanyo. The Company often competes with David Sarnoff Research Laboratories, among others, for research contract funding. The Company also sells its products to current competitors and companies with the capability of becoming competitors. Merger, joint ventures or acquisitions of the Company's customers with the Company's competitors has occurred in the past and could occur in the future causing the loss of sales by the Company. If the markets for the Company's products continue to grow, new competitors are likely to emerge and present competitors may increase their market share.

Potential new technologies may emerge to compete with the Company's products. In most of the Company's product lines, both the Company and competitors are working to develop or acquire new technologies, or improvements and modifications to existing technologies, which will obsolete present products. There can be no assurances that the Company will continue its development efforts, or that such efforts, if continued, will be successful. In addition, there can be no assurances that markets will develop for any such products, or that any such products would be competitive with other technologies or products that may be developed by others. There can be no assurance that the Company's current or potential competitors or customers will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of market share. See "Factors Affecting Earnings and Stock Price -- Competition"

Intellectual Property

The Company has been a leader in the development of new technologies in the optoelectronics field and as such, has actively sought to patent its inventions. The Company frequently reviews it inventions, and attempts to determine which inventions will provide substantial differentiation, or represent substantial advancement, between the Company's products and those of its competitors. In certain cases, the Company may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in the Company's manufacturing processes. The Company has entered into non-disclosure agreements to protect its proprietary technology with its employees and consultants, and in some instances, with its suppliers and customers.

To date, the Company owns over 120 U. S. Patents, domestic and foreign,
on devices, processes, packages and systems.   Over 90 additional patent
applications are pending. The Company also has a royalty-free license to approximately 50 Xerox U.S. patents. It also has five royalty-bearing licenses under which the Company licenses additional patents from third parties. Management believes that the breadth of its issued and pending patents and licenses will allow the Company to compete effectively in its present and future businesses. However, because of rapid technological developments in the communications, electronics, optics and semiconductor industries and the broad and rapidly developing patent coverage, the patent position of any manufacturer, including the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, the Company may encounter patents from other parties which may require licensing or may keep the Company from designing, manufacturing or selling certain products, or using certain process and could materially adversely effect the Company's results of operations (See Litigation, Risk of Patent Infringement Claims). Additionally, although the Company holds certain patents, is licensed under other patents and is currently prosecuting additional patent applications, there can be no assurance that patents will issue from any of the Company's pending applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial cost to the Company. See "Factors Affecting Earnings and Stock Price -- Risk of Patent Infringement Claims and -- Dependence on Proprietary Technology."

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

Employees

As of December 31, 1998, the Company employed 738 people, including 470 in manufacturing, 170 in engineering, research and development, 34 in sales and marketing, and 64 in general and administrative capacities. The Company also employs, from time to time, a number of temporary employees and consultants on a contract basis. As of December 31, 1998, the Company employed 19 such people. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers it relations with its employees to be good.

                 FACTORS AFFECTING EARNINGS AND STOCK PRICE

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include: the Company's plans to leverage its technology base to maximize its market share; the Company's ability to market additional products to existing customers; the Company's plans to provide a wide variety of customer solutions; ability to ramp manufacturing to meet demand, ability to reduce manufacturing costs and maintain margins on volume orders, the Company's ability to profitability serve the printing industry, all under the heading "Business-Company Strategy;" expected future levels of research and development (R&D) expenditures, under the heading "Business-Research and Development;" the Company's ability to switch readily, reliably and efficiently from manufacture of one product to another, under the heading "Business-Manufacturing," the Company's ability to compete effectively in the future, under the heading "Business-Intellectual Property;" the effect of R&D expenditures on manufacturing yields, gross margin and product introduction; the amount of future R&D and selling, general and administrative (SG&A) expenditures; the amount and realizability of the Company's net deferred tax assets; the amount and timing of capital equipment and leasehold improvements expenditures; the sufficiency of anticipated cash resources to meet the Company's future cash needs; and the expense, timing and impact of Year 2000 issues and solutions, all under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K and the Company's Annual Reports to Stockholders.

Fluctuations In Quarterly Operating Results.

The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control. Among the factors that have in the past and/or could in the future affect the Company's results are: changes in market demand, market acceptance of new and existing products, receipt or cancellation of large customer orders, the Company's ability to timely and cost-effectively design, manufacture and ship products, the mix of products sold, the mix of customers, competitive pricing pressures, the introduction of new products by competitors and costs associated with the acquisition of businesses, products or technologies. In addition, the Company sells its products to large OEM manufacturers, customers in the research and development market and government customers. Sales to these customers can vary significantly due to many factors, including the development of markets for the Company's customers' products, market acceptance of the Company's customers' products, year-end budgetary constraints and government spending patterns. As a result of the above factors, operations are subject to significant variability and uncertainty from quarter to quarter.

Manufacturing Risks.

The manufacture of semiconductor lasers and related products and systems such as those sold by the Company is highly complex and precise, requiring production in a highly controlled and clean environment. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by the Company or its suppliers has in the past and could in the future adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its operating results and customer relationships would be adversely affected. The Company relies almost exclusively on its own production capability in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, final assembly and testing of products. Because the Company manufactures, packages and tests these components, products and systems at its own facility, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts of equipment, fire, natural disaster, equipment failures, poor yields or otherwise would have a material adverse effect on the Company's business and results of operations. A significant portion of the Company's production relies or occurs on equipment for which the Company does not have a backup. To alleviate, at least in part, this situation, the Company remodeled its front-end wafer fabrication
facility and its packaging and test facility.   There can be no
assurances that the Company will not experience further start-up costs and yield problems in fully utilizing its increased wafer capacity targeted by these remodeling efforts. In addition, the Company is deploying a new manufacturing execution software system designed to further automate and streamline its manufacturing processes, and there may be unforeseen deficiencies in this system which could adversely affect the Company's manufacturing processes. In the event of any disruption in production by one of these machines or systems, the Company's business and results of operations could be materially adversely affected. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its equipment, loss of whom could affect the Company's ability to effectively operate and service such equipment. The Company experienced lower than expected production yields on some of its products, including certain key product lines during 1997 and the first half of 1998. This reduction in yields adversely affected gross margins, delayed component, product and system shipments and, to a certain extent, new orders booked. Although more recently the Company's yields have improved, there can be no assurance yields will continue to improve or not decline in the future, nor that in the future the Company's manufacturing yields will be acceptable to ship products on time. To the extent the Company experiences lower than expected manufacturing yields or experiences any shipment delays, gross margins will likely be adversely affected and the Company could lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. The Company presently is ramping production of certain of its product lines. This requires hiring and training of new personnel, acquiring new equipment, and expanding its packaging facilities and capabilities. Difficulties in ramping production to meet expected demand and schedules have occurred in the past and may occur in the future. Quality problems could arise, yields could fall, and gross margins could be adversely impacted during such a ramp. Aggressive volume pricing for large long-term orders has been provided to certain customers. Cost reductions in manufacturing are required to avoid a drop in gross margins for certain products sold to such customers. Such cost reductions may not occur rapidly enough to avoid a decrease in gross margins on these products that could result from such volume pricing terms. In such event, the Company's business and results of operations would be materially adversely affected.

Competition.

The Company's various markets are highly competitive. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) suppliers of potential new technologies and (iv) suppliers of existing alternative technologies. The Company offers a range of components, products and systems and has numerous competitors worldwide in various segments of its markets. As the markets for the Company's products grow, new competitors have recently emerged and are likely to continue to do so in the future. The Company also sells products and services to companies with which it presently competes or in the future may compete and certain of the Company's customers have been or could be acquired by, or enter into strategic relations with the Company's competitors. In most of the Company's product lines, both the Company and competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. Many of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SDL. In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors have not already or will not in the future develop or acquire products or technologies comparable or superior to those developed by the Company, combine or merge with each other or the Company's customers to form significant competitors, expand production capacity to more quickly meet customer supply requirements, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could have a material adverse effect on the Company's results of operations through price reductions and loss of market share.

Dependence On Emerging Applications And New Products.

The Company's current products serve many applications in the communications and materials processing and printing markets. In many cases, the Company's products are substantially completed, but the customer's product incorporating the Company's products is not yet completed or the applications or markets for the customer's product are new or emerging. In addition, the Company and certain of its customers are currently in the process of developing new products, in various stages of development, testing and qualification, sometimes in emerging applications or new markets. The Company believes that rapid customer acceptance of its new products is key to the Company's financial results. A substantial portion of the Company's products address markets that are not now, and may never become, substantial commercial markets. The Company has experienced, and is expected to continue to experience, fluctuation in customer orders and competitive, technological and pricing constraints that may preclude development of markets for its products and its customers' products. The Company's customers are often required to test and qualify laser pump modules, transmitters, and marking systems among other new products for potential volume applications. No assurances can be given that the Company or its customers will qualify these new products, will continue their existing product development efforts, or if continued that such efforts will be successful, that markets will develop for any of the Company's technology or pricing will enable such markets to develop, or that the Company's and its customer's products will not be superseded by other technology or products. The Company may also be unable to develop new products on a timely schedule. Moreover, even if the Company is successful in the timely development of new products and such products are accepted in the market, the Company often initially experiences lower margins on new products due to lower yields and other factors, and thus the Company may be unable to manufacture and sell such new products at an acceptable cost so as to achieve acceptable gross margins.

Need To Manage Growth.

The Company has on occasion been unable to manufacture certain products in quantities sufficient to meet demand of its existing customer base and new customers. The expansion in the scope of its operations has placed a considerable strain on its management, financial, manufacturing and other resources and has required the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. In addition, the Company is currently deploying a new enterprise resource planning (ERP) system. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and results of operations. The future success of the Company is dependent, in part, on its ability to attract, assimilate and retain additional employees, including certain key personnel. The Company will continue to need a substantial number of additional personnel, including those with specialized skills, to commercialize its products and expand all areas of its business in order to continue to grow. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified personnel.

Risks Of Acquisitions.

The Company's strategy involves the acquisition and integration of additional companies' products, technologies and personnel. The Company has limited experience in acquiring outside businesses. Acquisition of businesses requires substantial time and attention of management personnel and may require also additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. Since the Company has acquired or in the future may acquire one or more businesses, there can be no assurance that the Company will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into its business. Failure to do so could materially adversely affect the Company's business, financial condition and results of operations.

Dependence Upon Government Programs And Contracts.

The Company derived approximately 28%, 38%, and 43% of its revenue during fiscal 1998, 1997, and 1996, respectively, directly and indirectly from a variety of Federal government sources. The Company received approximately 14%, 19% and 21% of its revenue for fiscal 1998, 1997 and 1996, respectively, from Lockheed Martin through several U.S. government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was derived from Federally-funded programs. The demand for certain of the Company's services and products is directly related to the level of funding of government programs. The Company believes that the success and further development of its business is dependent, in significant part, upon the continued existence and funding of such programs and upon the Company's ability to participate in such programs. For example, substantially all of the Company's research revenue for 1998, 1997 and 1996 was funded by Federal programs. Most of the Company's Federally-funded programs are subject to renewal every one or two years, so that continued work by the Company under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point the Company would be reimbursed for related allowable costs incurred to the termination date. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. Although the outcome of this matter cannot be determined at this time, management does not believe that its outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term. In addition, a change in the Company's accounting practices in this area could result in reduced profit margins on government contracts.

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

Risk Of Patent Infringement Claims.

The semiconductor, optoelectronics, communications, information and laser industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. In addition, there can be no assurance that additional infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company, or that existing claims or any other assertions will not result in an injunction against the sale of infringing products or otherwise materially adversely affect the Company's business and results of its operations.

In 1985, the Company first received correspondence from Rockwell corporation alleging that a fabrication process used by the Company infringes Rockwell's patent rights. Those allegations led to two related lawsuits, one of which is still pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including the Company. Rockwell International Corporation v. The United States of America, No. 93-542C (U.S. Ct. Fed. Cl.) (the "Government Lawsuit"). The Company was not originally named as a party to the Government Lawsuit. However, the Federal government has asserted that, if it was held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with the Company, then the Company would be liable to indemnify the Federal government for a portion of its liability on certain contracts. In June 1995, after Rockwell filed a second lawsuit (the "California Lawsuit," described below), the Company filed a motion to intervene in the Government Lawsuit. That motion was granted on August 17, 1995. Upon intervening in the Government Lawsuit, the Company filed an answer to Rockwell's complaint, alleging that Rockwell's patent was invalid, that Rockwell's patent was not infringed by the Company, that Rockwell's patent was unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. After extensive discovery, both the Government and the Company moved for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in favor of the Government and the Company. However, Rockwell appealed the Court of Federal Claims' decision, and on June 15, 1998, the United States Court of Appeals for the Federal Circuit issued an opinion vacating the judgment that has been entered in favor of the Company and the Federal government. The U.S. Circuit Court for the Federal Circuit held that the Court of Federal Claims had erred in finding that there were no genuine disputes of material fact concerning the obviousness of the Rockwell patent, and that the resolution of these disputes requires a trial. The Federal Circuit thus remanded the case back to the trial court for further proceedings. The Federal Circuit also affirmed the Court of Federal Claims' denial of the Company's motion for summary judgment of invalidity based on anticipation, as well as the Court of Federal Claims' claim construction. Subsequent to the Federal Circuit's action, Rockwell and the United States reached a settlement in the Government Lawsuit. Pursuant to the settlement ending the Government Lawsuit, a judgment was entered in Rockwell's favor against the Federal government in the amount of $16,900,000. The Company did not participate in the settlement. The Federal government has not again raised the issue of the Company's potential indemnity obligation.

As noted above, the Company's decision to intervene in the Government Lawsuit was made after Rockwell filed suit against the Company in the Northern District of California in May 1995, alleging that the Company had infringed the Rockwell patent in connection with the Company's manufacture and sale of products to customers other than the United States. Again, the complaint alleges that a fabrication process used by the Company infringes the Rockwell patent.(Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (U.S. Dist.Ct., N.D. Cal.)). By its complaint, Rockwell seeks a permanent injunction against the Company enjoining it from infringement of the Rockwell patent, damages in an unspecified amount for the Company's alleged past infringement of the patent, treble damages and attorneys' fees. The complaint was served on the Company on June 30, 1995, and the Company filed an answer to the complaint on August 18, 1995, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. On August 11, 1995, prior to filing its answer, the Company filed a motion to stay this action based upon the pendency of the Government Lawsuit. The District Court granted the Company's motion to stay on September 15, 1995. Subsequent to the settlement of the Government Lawsuit, the District Court lifted this stay, and discovery has re-commenced for the California Lawsuit. See "Factors Affecting Earnings and Stock Price--Risk of Patent Infringement Claims."

Although the Court of Federal Claims ruled in the Company's favor, finding the patent invalid on motion for summary judgment, the Court of Appeals for the Federal Circuit reversed the summary judgment ruling, meaning that the issue of validity needed to go to trial. Such a trial would now occur before a jury in California. The Company believes that it has meritorious defenses to Rockwell's allegations. It should be noted that the resolution of intellectual property disputes is often fact intensive and, therefore, the results are inherently uncertain. There can be no assurance that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, it could be awarded substantial monetary damages and/or an injunction against the sale of infringing products by the Company. If such an injunction were entered, the Company may seek to obtain a license to use Rockwell's patent. There can be no assurance, however, that a license would be available on reasonable terms or at all. The award of monetary damages against the Company, or the grant of an injunction and failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on the Company's business and results of operations. Litigation of Rockwell's claim against the Company is expected to involve significant expense to the Company and could divert the attention of the Company's technical and management personnel and could have a material adverse effect on the Company's business and results of operations. In addition, the Company is involved in various legal proceedings arising in the ordinary course of its business.

Customer Order Fluctuations.

The Company's product revenue is subject to fluctuations in customer orders. Occasionally, some of the Company's customers have ordered more products than they need in a given period, thereby building up inventory and delaying placement of subsequent orders until such inventory has been reduced. The Company may also build inventory in anticipation of receiving new orders in the future. Also, customers have occasionally placed large orders which they have subsequently canceled. In addition, due to the fact that the Company's sales of its 980 nm pump module products comprise a significant portion of the Company's total revenues, the Company's revenues are particularly susceptible to customer order fluctuations for this product. Such fluctuations, cancellations and the failure to receive such new orders can have adverse effects on the Company's business and results of operations. The Company may also have incurred significant inventory or other expenses in preparing to fill such orders prior to their cancellation. Virtually all of the Company's backlog is subject to cancellation. Cancellation of significant portions of the Company's backlog, delays in scheduled delivery dates, or failure of the Company to sell the inventory built up in anticipation of orders, could have a material adverse effect on the Company's business and results of operations.

Dependence On Proprietary Technology.

The Company's future success and competitive position is dependent in part upon its proprietary technology, and the Company relies in part on patent, trade secret, trademark and copyright law to protect its intellectual property. There can be no assurance that any of the more than 120 patents owned or approximately 13 patents licensed by the Company will not be invalidated, circumvented, challenged or licensed to others, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's approximately 90 pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company, or patent or assert patents on technology which the Company might use or intend to use. In addition, effective copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Certain of the Company's technology is licensed on a non-exclusive basis from Xerox and other third parties which may license such technology to others, including competitors of the Company. There can be no assurance that steps taken by the Company to protect its technology will prevent misappropriation of such technology. In addition, litigation has been necessary and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity of intellectual property rights developed internally or acquired from third parties. Such litigation has resulted in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions which could result in substantial cost to the Company. See" Business -- Intellectual Property."

International Distribution Risks.

Revenues from customers outside of the United States accounted for approximately 24 percent, 17 percent and 15 percent, of the Company's total revenue in 1998, 1997 and 1996, respectively. International revenue carries a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of unstable environments in economies outside the United States, generally longer receivable collection periods, changes in regulatory environments, tariffs and other potential trade barriers. In addition, certain of the Company's international revenue is subject to export licensing and approvals by the DoC or other Federal governmental agencies. Although not related to the distribution of any of the Company's products, a sales representative for the Company's products in China has been indicted for violation of the U.S. Export Control Act and, as a result, the Company is seeking another sale representative in China. To date, the Company has experienced little difficulty in obtaining such export licenses or approvals. However, the failure to obtain such export licenses or approvals or comply with such regulations in the future could have a material adverse effect on the Company's business and results of operations.

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

Environmental Risks.

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

Dependence On Single Source And Other Third Party Suppliers.

The Company depends on a single or limited number of outside contractors and suppliers for raw materials, packages and standard components, and to assemble printed circuitboards. The Company generally purchases these single or limited source products through standard purchase orders or one year supply agreements and has no long-term guaranteed supply agreements with such suppliers. The Company seeks to maintain a sufficient safety stock to overcome short-term shipping delays or supply interruptions by its suppliers. The Company also endeavors to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally been able to obtain sufficient supplies in a timely manner. However, the Company's business and results of operations have in the past been and could in the future be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable parts, receipt of defective parts or contaminated materials, an increase in the price of such supplies or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

Potential Volatility Of Stock Price.

Factors such as announcements of technological innovations, large customer orders, customer order delays or cancellations, customer qualification delays or new products by the Company, its competitors or third parties, possible acquisition of SDL by a third party, merger or acquisition announcements, acquisitions or mergers by competitors or customers, production problems as well as quarterly variations in the Company's actual or anticipated results of operations and developments in litigation involving the Company, may cause the market price of the Company's Common Stock to fluctuate significantly. Furthermore, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Many companies in the optical communications industry have in the past year experienced historical highs in the market prices of their stock. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

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

In January 1995, the Company leased an additional 50,000 square feet of manufacturing and office space in Santa Clara, California, approximately three miles from its headquarters. In 1997, the Company exercised an option for an adjacent additional 50,000 square feet. This lease, including the additional space, expires in March 2002. The Company has renewal options to extend this lease through 2017.

In April 1996, the Company leased an additional 10,000 square feet of office space in Santa Clara, California. This lease expires in April 1999.

SDL Optics leases 23,100 square feet of manufacturing and office space, and adjacent parking space, near Victoria, British Columbia, Canada. These facilities serve as SDL Optics' headquarters and include manufacturing, marketing, research, engineering and administrative functions. The present leases expire in December 1999. SDL Optics has an option to extend the leases for an additional three months.

During 1998, SDL Optics entered into a lease for a new building with an initial capacity of approximately 40,000 square feet located near
Victoria, British Columbia, where it plans to expand in the third quarter of 1999. The Company has options to extend this lease through July 2009.

The Company also leases smaller facilities in Cambridge, Massachusetts and Bensalem, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

In 1985, the Company first received correspondence from Rockwell corporation alleging that a fabrication process used by the Company infringes Rockwell's patent rights. Those allegations led to two related lawsuits, one of which is still pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including the Company. Rockwell International Corporation v. The United States of America, No. 93-542C (U.S. Ct. Fed. Cl.) (the "Government Lawsuit"). The Company was not originally named as a party to the Government Lawsuit. However, the Federal government has asserted that, if it was held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with the Company, then the Company would be liable to indemnify the Federal government for a portion of its liability on certain contracts. In June 1995, after Rockwell filed a second lawsuit (the "California Lawsuit," described below), the Company filed a motion to intervene in the Government Lawsuit. That motion was granted on August 17, 1995. Upon intervening in the Government Lawsuit, the Company filed an answer to Rockwell's complaint, alleging that Rockwell's patent was invalid, that Rockwell's patent was not infringed by the Company, that Rockwell's patent was unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. After extensive discovery, both the Government and the Company moved for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in favor of the Government and the Company. However, Rockwell appealed the Court of Federal Claims' decision, and on June 15, 1998, the United States Court of Appeals for the Federal Circuit issued an opinion vacating the judgment that has been entered in favor of the Company and the Federal government. The U.S. Circuit Court for the Federal Circuit held that the Court of Federal Claims had erred in finding that there were no genuine disputes of material fact concerning the obviousness of the Rockwell patent, and that the resolution of these disputes requires a trial. The Federal Circuit thus remanded the case back to the trial court for further proceedings. The Federal Circuit also affirmed the Court of Federal Claims' denial of the Company's motion for summary judgment of invalidity based on anticipation, as well as the Court of Federal Claims' claim construction. Subsequent to the Federal Circuit's action, Rockwell and the United States reached a settlement in the Government Lawsuit. Pursuant to the settlement ending the Government Lawsuit, a judgment was entered in Rockwell's favor against the Federal government in the amount of $16,900,000. The Company did not participate in the settlement. The Federal government has not again raised the issue of the Company's potential indemnity obligation.

As noted above, the Company's decision to intervene in the Government Lawsuit was made after Rockwell filed suit against the Company in the Northern District of California in May 1995, alleging that the Company had infringed the Rockwell patent in connection with the Company's manufacture and sale of products to customers other than the United States. Again, the complaint alleges that a fabrication process used by the Company infringes the Rockwell patent.(Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (U.S. Dist.Ct., N.D. Cal.)). By its complaint, Rockwell seeks a permanent injunction against the Company enjoining it from infringement of the Rockwell patent, damages in an unspecified amount for the Company's alleged past infringement of the patent, treble damages and attorneys' fees. The complaint was served on the Company on June 30, 1995, and the Company filed an answer to the complaint on August 18, 1995, alleging that Rockwell's patent is invalid, that Rockwell's patent is not infringed by the Company, that Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and that Rockwell's action is barred by the doctrines of laches and equitable estoppel. On August 11, 1995, prior to filing its answer, the Company filed a motion to stay this action based upon the pendency of the Government Lawsuit. The District Court granted the Company's motion to stay on September 15, 1995. Subsequent to the settlement of the Government Lawsuit, the District Court lifted this stay, and discovery has re-commenced for the California Lawsuit. See "Factors Affecting Earnings and Stock Price--Risk of Patent Infringement Claims."

Although the Court of Federal Claims ruled in the Company's favor, finding the patent invalid on motion for summary judgment, the Court of Appeals for the Federal Circuit reversed the summary judgment ruling, meaning that the issue of validity needed to go to trial. Such a trial would now occur before a jury in California. The Company believes that it has meritorious defenses to Rockwell's allegations. It should be noted that the resolution of intellectual property disputes is often fact intensive and, therefore, the results are inherently uncertain. There can be no assurance that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, it could be awarded substantial monetary damages and/or an injunction against the sale of infringing products by the Company. If such an injunction were entered, the Company may seek to obtain a license to use Rockwell's patent. There can be no assurance, however, that a license would be available on reasonable terms or at all. The award of monetary damages against the Company, or the grant of an injunction and failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on the Company's business and results of operations. Litigation of Rockwell's claim against the Company is expected to involve significant expense to the Company and could divert the attention of the Company's technical and management personnel and could have a material adverse effect on the Company's business and results of operations. In addition, the Company is involved in various legal proceedings arising in the ordinary course of its business.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1998.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

       The information required by this item is included under the heading "Corporate Information" in the Company's 1998 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

       The information required by this item is included under the heading "Selected Consolidated Financial Data" in the Company's 1998 Annual Report to Stockholders, and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to
Stockholders, and is incorporated by reference.

ITEM 7A Disclosures About Market Risk

        The information required by this item is included under the heading "Interest Rate Risk" in the Company's 1998 Annual Report to
Stockholders and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the Company's 1998 Annual Report to Stockholders under the headings listed under Item 14(a). of Part IV of this Report on Form 10-K and under the heading "Unaudited Quarterly Consolidated Financial Data" in the Company's 1998 Annual Report to Stockholders, and is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of
Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of
Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of
Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of
Stockholders.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.   FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT
        AUDITORS

The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors, are contained in the Company's 1998 Annual Report to Stockholders and are incorporated by reference in Item 8 of Part II of this Report on Form 10-K:


      Consolidated Balance Sheets as of December 31, 1998 and 1997.

      Consolidated Statements of Operations for the years Ended December 31,
       1998, 1997 and 1996.

      Consolidated Statements of Stockholders' Equity for the years Ended
       December 31, 1998, 1997, and 1996.

      Consolidated Statements of Cash Flow for the years Ended December 31,
       1998, 1997, and 1996.

      Notes to Consolidated Financial Statements.

      Report of Ernst & Young LLP, Independent Auditors.

2.      FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is filed as part of this Report on Form 10-K on page 26 and should be read in conjunction with the Consolidated Financial Statements of SDL, Inc.:

        Schedule II--Valuation and Qualifying Accounts.

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto.



3. EXHIBITS.

 Exhibit
  Number                        Exhibit Description
----------  ------------------------------------------------------------
      3.1   Form of Registrant's Restated Certificate of
            Incorporation.(1)

    3.1.1 Form of Registrant's Certificate of Designation of the Series B Preferred Stock.

    3.1.2 Form of Registrant's Certificate of Correction of Restated Certificate of Incorporation.

      3.2   Form of Registrant's Amended and Restated Bylaws.(1)

      4.1   Reference is made to Exhibits 3.1 and 3.2.

      4.2   Specimen Common Stock certificate.(1)

      4.3 Rights Agreement, dated as of November 6, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. together with: Exhibit A, Form of Rights Certificate; Exhibit B, Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Certificates of Designation of the Series B Preferred Stock.(2)

    4.3.1 First Amended and Restated Rights Agreement, dated as of February 11, 1999, between the Company and Chase Mellon Shareholder Services, L.L.C., a New Jersey limited liability company. (3)

     10.3 * Form of Registrant's 1995 Stock Option Plan, including forms of option agreements thereunder.(1)

     10.4 * Form of Registrant's 1995 Employee Stock Purchase Plan, as amended.(1)

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

    10.10 Lease Agreement between Rose Orchard I a Joint Venture and the Registrant, dated May 16, 1986, as amended October 24, 1989.(1)

    10.11 Lease Agreement between Rose Orchard I a Joint Venture and the Registrant, dated April 28, 1989, as amended October 24, 1989.(1)

    10.12 * Employment Agreement between Donald R. Scifres and the Registrant, dated July 17, 1992, and amendments thereto, dated February 19, 1993 and July 29, 1994.(1)

    10.13 * Form of Employment Agreement between officers of the Registrant and the Registrant.(1)

    10.14 Lease Agreement between Triangle Development Company and Registrant dated January 13, 1995, and Addendum thereto, dated January 13, 1995.(1)

    10.15 Employment Agreement between Gregory P. Dougherty and the Registrant, dated October 1, 1998.

    10.16 Promissory Note Secured by Deed of Trust dated May 1, 1997 made by Gregory P. Doughtery and Nancy E. Dougherty payable to the Company.

     13.1 SDL, Inc. 1998 Annual Report to Stockholders. This Annual Report shall not be deemed to be filed except to the extent that the information is specifically incorporated by reference.

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

(3) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-AA filed with the SEC on March 19, 1999.

(4) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form 10-K, filed with the SEC on March 4, 1998.

*     Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SDL, INC.


March 24, 1999                         By: /s/ Michael L. Foster
                                          --------------------------------------
                                               Michael L. Foster
                                          Chief Financial Officer and Secretary
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                     Date
---------------------------- ---------------------------------  ---------------
/s/ Donald R. Scifres        Chairman of the Board and          March 24, 1999
    -----------------------    Chief Executive Officer
    Donald R. Scifres          (Principal Executive Officer)


/s/ Michael L. Foster        Chief Financial Officer and        March 24, 1999
    -----------------------    Treasurer ( Principal Financial
    Michael L. Foster          and Accounting Officer)


/s/ John P. Melton           Director                           March 24, 1999
    -----------------------
    John P. Melton

/s/ Keith B. Geeslin         Director                           March 24, 1999
    -----------------------
    Keith B. Geeslin

/s/ Anthony B. Holbrook      Director                           March 24, 1999
    -----------------------
    Anthony B. Holbrook

/s/ Mark B. Myers            Director                           March 24, 1999
    -----------------------
    Mark B. Myers

/s/ Frederic N. Schwettmann  Director                           March 24, 1999
    -----------------------
    Frederic N. Schwettmann

                                                                     Schedule II

                                    SDL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                    Balance at Additions
                                    Beginning   Charged              Balance at
                                        of         to       Deduc-     End of
Description                           Period    Expenses   tions(1)    Period
----------------------------------- ---------- ---------- ---------- ----------
Allowance for doubtful accounts
 receivable

Year ended December 31, 1998.....      $1,190       $401      ($586)    $1,005
                                    ========== ========== ========== ==========

Year ended December 31, 1997.....        $780       $442       ($32)    $1,190
                                    ========== ========== ========== ==========

Year ended December 31, 1996.....        $485       $355       ($60)      $780
                                    ========== ========== ========== ==========

----------
(1)  Uncollectible accounts written off.