Form 10-Q
period 1999-03-31
SDL INC
filed 1999-05-12
CIK 934741

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      for the transition period from _______ to _______

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

                             Yes [X]     No [ ]

The number of shares outstanding of the issuer's common stock as of May 6, 1999 was 14,835,532.

                                    SDL, INC.

                                      INDEX






PART I.   FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets at
              March 31, 1999 and December 31, 1998

              Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

              Notes to Condensed Consolidated Financial Statements

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

  Item. 3     Quantitative and Qualitative Disclosures about Market Risk


PART II.   OTHER INFORMATION

  Item 1.     Legal Proceedings

  Item 5.     Other Information

  Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      March 31,   December 31,
                                                       1999          1998
                                                    ------------  ------------
                                                    (unaudited)       (1)
                               ASSETS
Current Assets:
  Cash and cash equivalents .......................      $4,305       $13,370
  Short-term investments ..........................      15,053        12,494
  Accounts receivable, net ........................      27,593        22,070
  Inventories .....................................      22,651        19,679
  Prepaid expenses and other current assets .......       3,181         3,306
                                                    ------------  ------------
Total current assets ..............................      72,783        70,919
Property and equipment, net .......................      38,217        32,931
Long-term investments .............................         --          3,552
Note due from related party .......................         504           512
Other assets ......................................       7,031         4,563
                                                    ------------  ------------
Total assets ......................................    $118,535      $112,477
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................      $7,981        $9,385
  Accrued payroll and related expenses ............       2,696         2,354
  Income taxes payable ............................       1,565         1,890
  Unearned revenue ................................         618           643
  Other accrued liabilities .......................       2,873         2,289
                                                    ------------  ------------
Total current liabilities .........................      15,733        16,561
Long-term liabilities .............................       3,580         2,669

Commitments and contingencies

Stockholders' equity:
  Preferred stock..................................        --            --
  Common stock.....................................          15            15
  Additional paid-in capital ......................     123,044       120,033
  Accumulated other comprehensive income...........         (50)           (4)
  Accumulated deficit, $26.3 million relating
    to the repurchase of common stock in 1992
    and $5.8 million relating to a
    recapitalization in 1992 ......................     (23,747)      (26,757)
                                                    ------------  ------------
                                                         99,262        93,287
  Less common stockholders' notes receivable ......         (40)          (40)
                                                    ------------  ------------
Total stockholders' equity ........................      99,222        93,247
                                                    ------------  ------------
Total liabilities and stockholders' equity ........    $118,535      $112,477
                                                    ============  ============

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                            See accompanying notes.

                                    SDL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         1999       1998
                                       --------- ---------
Total revenue:
  Product revenue.....................  $34,754   $22,140
  Research revenue....................      976     3,217
                                       --------- ---------
                                         35,730    25,357
Cost of revenue:
  Cost of product revenue.............   20,773    14,778
  Cost of research revenue............      903     2,372
                                       --------- ---------
Gross margin..........................   14,054     8,207

Operating expenses:
Research and development..............    3,348     2,476
Selling, general and administrative...    5,018     2,889
Amortization of purchased intangibles.      179       196
In-process research and development...    1,495     --
                                       --------- ---------
Operating income......................    4,014     2,646
Interest income and other, net........      270       273
                                       --------- ---------
Income before income taxes............    4,284     2,919
Provision for income taxes............    1,274       220
                                       --------- ---------
Net income............................   $3,010    $2,699
                                       ========= =========

Net income per share - basic..........    $0.21     $0.20
                                       ========= =========

Net income per share - diluted........    $0.19     $0.19
                                       ========= =========
Number of weighted average
  shares - basic......................   14,479    13,708

Number of weighted average
  shares - diluted....................   15,509    14,545

                             See accompanying notes






                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        --------------------
                                                          1999        1998
                                                        ---------  ---------
OPERATING ACTIVITIES:
Net income.............................................   $3,010     $2,699
                                                        ---------  ---------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization.....................    2,293      1,904
     In-process research and development..............     1,495        --
     Changes in operating assets and liabilities:
        Accounts receivable............................   (5,523)       783
        Inventories....................................   (1,993)      (589)
        Accounts payable...............................   (1,404)       227
        Accrued payroll and related expenses...........      342        170
        Income taxes payable...........................     (325)      (269)
        Unearned revenue...........................          (25)       (22)
        Other accrued liabilities......................      340        (79)
        Other long-term liabilities....................      911        161
        Other..........................................       82       (224)
                                                        ---------  ---------
Total adjustments......................................   (3,807)     2,062
                                                        ---------  ---------
Net cash provided by (used in) operating activities....     (797)     4,761
                                                        ---------  ---------
INVESTING ACTIVITIES:
 Acquisition of property and equipment, net............   (7,171)    (3,679)
 Acquisition of the fiber laser business of Polaroid...   (5,055)         --
 Sale of investments, net..............................      947      3,261
                                                        ---------  ---------
Net cash used in investing activities..................  (11,279)      (418)
                                                        ---------  ---------
FINANCING ACTIVITIES:
 Issuance of stock pursuant to employee stock plans....    3,011        286
                                                        ---------  ---------
Net cash provided by financing activities..............    3,011        286
                                                        ---------  ---------
Net increase (decrease)  in cash and cash equivalents..   (9,065)     4,629
Cash and cash equivalents at beginning of period.......   13,370      4,593
                                                        ---------  ---------
Cash and cash equivalents at end of period.............   $4,305     $9,222
                                                        =========  =========

                             See accompanying notes.

                                    SDL, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                    March 31, 1999



1.      Basis of Presentation and Business Activities

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

        The consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiary, SDL Optics. Intercompany accounts and transactions have been eliminated in consolidation.

        The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains and losses are included in interest income.

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The first fiscal quarter of 1999 and 1998 ended on April 2, 1999 and April 3, 1998, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

In March 1999, the Board of Directors authorized a two-for-one stock split to be effected in the form of a stock dividend. The split is subject to stockholders approval of an increase in the Company's authorized shares of Common Stock to 70 million shares.
Stockholders will vote on the proposed increase in the authorized capital at the Company's annual meeting of stockholders to be held on May 13, 1999.

On March 31, 1999, the Company announced the signing of a Merger Agreement, providing for the pending merger with IOC International
plc (IOC).   IOC is a publicly held United Kingdom company (United
Kingdom Alternative Investment Market symbol "IOC") that designs and manufactures lithium niobate opto-electronic devices for long haul fiber optic transmission systems. The merger with IOC will be accounted for as a pooling of interest transaction and is subject to a number of contingencies including approval by stockholders of IOC and certain closing conditions. As a result, there can be no assurance that such merger will be consummated. The Merger Agreement provides for the Company to acquire the whole of the share capital of IOC in exchange for new SDL Common Stock on the basis of
1.815 shares of new SDL Common Stock for every 100 IOC shares (before taking account of SDL's intention to declare a two-for-one stock split by the way of a stock dividend).


2.      Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                       Three Months Ended
                                            March 31,
                                      -------------------
                                        1999       1998
                                      --------- ---------
   Numerator:
   Net income........................   $3,010    $2,699
                                      ========= =========
   Denominator:
   Denominator for basic net income
     per share - weighted average
     shares..........................   14,479    13,708
   Incremental common shares
     attributable to shares
     issuable under employee stock
     plans...........................    1,030       837
                                      --------- ---------
   Denominator for diluted net
     income per share adjusted
     weighted average shares and
     assumed conversions.............   15,509    14,545
                                      ========= =========

   Net income per share - basic......    $0.21     $0.20
                                      ========= =========

   Net income per share - diluted....    $0.19     $0.19
                                      ========= =========

3.      Inventories

The components of inventories consist of the following (in thousands):

                               March 31,    December 31,
                                1999           1998
                             ------------   ------------
Raw materials .............      $10,548         $6,620
Work-in-process............       12,103         13,059
                             ------------   ------------
                                 $22,651        $19,679
                             ============   ============

No significant amounts of finished goods are maintained.

4.      Comprehensive Income

Accumulated other comprehensive income presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities, net of the related tax effect. The tax effects for other comprehensive income were immaterial for all periods presented.

Total comprehensive income amounted to approximately $3.0 million for the first quarter 1999 compared to a comprehensive income of $2.7 million for the first quarter of 1998.

5. Segment Reporting

SDL has three reportable segments: communications, research, and printing and materials processing. The communications business unit develops, designs, manufactures and distributes lasers for applications in the telecom, cable television, satellite and dense
wavelength division multiplexing markets.   The research business
unit conducts research, development or product customization, involving both communications and printing and material processing applications, for Fortune 500 companies, major international customers, smaller domestic and international companies, and multiple Federal government agencies. The operating results of the research business unit include the results generated from that business unit which includes some revenue classified as product revenue. The printing and materials processing business unit develops, designs, manufacturers and distributes lasers for applications in the surface heat treating, product labeling, digital imaging, digital proofing, and thermal printing solutions markets.

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income/loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the operating segments are the same as those described in the summary of accounting policies.

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different applications. The Company does not allocate assets to its individual operating segments.

Information about reported segment income or loss is as follows (in thousands):

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Quarter ended March 31, 1999:
Revenue from external customers...  $25,377    $1,255      $9,098    $35,730
Amortization......................       78        --         101        179
Segment Operating Income..........   $6,393     ($217)        $33     $6,209

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Quarter ended March 31, 1998:
Revenue from external customers...  $10,952    $2,059     $12,346    $25,357
Amortization......................      155        --          41        196
Segment Operating Income (Loss)...     $762      $201      $1,683     $2,646




A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                       Quarters Ended March 31,
                                                       ----------------------
                                                             1999       1998
                                                       ----------- ----------
Operating Income (Loss)
  Total operating income from operating
     segments...............................               $6,209     $2,646
  In-process R&d and related costs..........               (2,195)     --
                                                       ----------- ----------
Total consolidated operating income (loss)..               $4,014     $2,646
                                                       =========== ==========


6.    Acquisitions

In February 1999, the Company acquired the fiber laser business of Polaroid for $5.3 million, which includes related transaction costs of $0.1 million. The business acquired includes all the physical assets, intellectual property, including the assignment of 38 patents and the licensing of 22 patents in the fiber laser area, and the ongoing operation of the fiber manufacturing facilities and fiber laser subsystem. The acquisition was accounted for under the purchase method of accounting. The Company recorded $1.5 million as in-process research and development for development projects that had not yet reached technological feasibility. Intangible assets are being amortized straight-line over a seven year life. In addition, the Company recorded $0.7 million to accrue for certain pre-existing obligations to integrate the fiber laser business. The results of the fiber laser business are not material to the Company's historical consolidated results of operations.

The purchase price allocation for the fiber laser business acquisition was recorded as follows (in thousands):


Inventory .................         $979
Property and equipment.....          229
Intangibles................        2,596
In-process R&D.............        1,495
                             ------------
Net assets acquired........       $5,299
                             ============

Liabilities................         $244
Cash paid, including
transaction costs..........        5,055
                             ------------
Total purchase price.......       $5,299
                             ============


7.          Contingencies

See Part II, Item 1, Legal Proceedings in the Company's Form 10-K for the year ended December 31, 1998 for discussion of legal matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SDL designs, manufactures and markets semiconductor lasers, fiber optic related products and optoelectronic systems. Since 1996, the Company strategy has strongly focused on providing solutions for optical communications. The Company's optical communications products power the transmission of data, voice and Internet information over fiber optic networks to meet the needs of telecommunications, dense wavelength division multiplexing, cable television and satellite communications applications. In the quarter ended March 31, 1999, the Company derived 72% of its revenue from optical communication markets. With the increased focus on commercial communications products, the proportion of SDL's revenue derived from U. S. government related projects has declined from 43% in fiscal 1996 to 17% in the first quarter of 1999. SDL's optical products also serve a wide variety of non-communications applications, including materials processing, printing, medical and scientific instrumentation. From the original products introduced in 1984, the Company has expanded its product offering to over 200 standard products in addition to providing custom design and packaging for OEM customers. The Company's revenue also includes revenue from customer-funded research programs.

Because of the diversity of products, customers and applications, gross margins tend to fluctuate based in part on the mix of revenue in each reported period. SDL's revenue growth in 1997-1998 was constrained in part by a shortage in qualified manufacturing capacity, especially in the wafer fabrication area. The Company's new wafer fabrication facility received qualification in June 1998, for certain key product lines, allowing a faster ramp-up in production in the quarter ended March 31, 1999.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The first fiscal quarter of 1999 and 1998 ended on April 2, 1999 and April 3, 1998, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

RESULTS OF OPERATIONS

Revenue. Total revenue for the quarter ended March 31, 1999 increased 41% to $35.7 million compared to $25.4 million in the corresponding 1998 quarter. Sequentially, total revenue increased 22% over the $29.4 million reported for the December 1998 fourth quarter. Product revenue reported for the first quarter of 1999 increased 57% compared to product revenue for the first quarter of 1998. The increase in product revenue resulted primarily from growth in dense wavelength division multiplexing (DWDM) product sales caused by a strong demand for SDL's 980nm pump laser product (including submarine fiber products). DWDM product revenue increased 204% from the prior year quarter. Research revenue declined both in dollars and as a percentage of total revenue compared to the corresponding first quarter of 1998. This downward trend in research revenue has resulted as the Company continues to focus its longer-term strategy on commercial communication product opportunities. Revenue derived directly or indirectly from U.S. government sources declined to 17% of total revenue reported for the first three months of 1999, compared to 31% for the first quarter of 1998.

Revenues from customers outside of the United States represented 27% and 21% of total revenues for the first quarter of 1999 and 1998, respectively. Virtually all of this export growth was into the European region, where revenue was up 323% over the prior year and represented 22% of the first quarter 1999 revenue.

There can be no assurance that the application markets for SDL's products will grow in future periods at historical percentage rates. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

Gross Margin. Excluding one-time charges of $0.7 million for the fiber laser business acquisition, first quarter 1999 gross margin was 41.3% compared with 32.4% for the first quarter of 1998. Three factors contributed to the quarter-over-quarter increase in gross margin. These were: (i) a more favorable mix of DWDM product sales as compared to revenue derived from U.S. government contracts and non-communication sales; (ii) increased yields and volumes from the Company's wafer fab; and, (iii) reduction of costs related to the 980nm pump lasers.

The Company's gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, pricing pressures and product yield. Generally, the cost of newer products has tended to be higher as a percentage of product revenue than that of more mature, higher volume products. In addition, the cost of research revenue is significantly higher as a percentage of revenue, as research revenue is typically based on costs incurred rather than market pricing. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margins at historical levels in future periods.

Research and Development. The Company incurred research and development expense of $3.3 million and $2.5 million for the quarters ended March 31, 1999 and 1998, respectively. Research and development expense as a percentage of total revenue was 9% and 10% for the March 1999 and 1998 quarters, respectively. The higher levels of 1999 spending were focused on bringing new communication products to market. Approximately 80% of the 1999 research and development spending was for new product development in the communications market.

The Company is committed to continuing its significant research and development expenditures and expects that the absolute dollar amount of research and development expenses will increase as it invests in developing new products, expanding and enhancing its existing product lines, and reducing its costs, although research and development expenses may vary as a percentage of revenue.

Selling, General and Administrative. For the three months ended March 31, 1999, selling, general and administrative (SG&A) expense was $5.0 million or 14% of revenue, compared to $2.9 million or 11% of revenue for
the corresponding 1998 three month period.   The increase in SG&A was
principally the result of higher personnel-related costs to support the increased level of sales and operations, implementation of the Company's new enterprise resource planning software and other information system projects. There can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

In-process research and development. The Company's acquisition of the fiber laser business from Polaroid during the first quarter 1999 resulted in the write-off of purchased in-process research and development of $1.5 million. In the future, additional in-process research and development write-offs can be anticipated to the extent the Company may from time to time acquire companies or new product lines.

Interest Income and other, net. Net interest income and other, net for the three months ended March 31, 1999 was $270,000 compared to $273,000
recorded in the March 1998 quarter.   Lower average cash and investment
balances during the first quarter of 1999 offset by lower returns on investments in the first quarter of 1998 resulted in interest income and other, net to be relatively unchanged.

Provision for Income Taxes. The Company recorded a provision for income taxes of $1,274,000 and $220,000 for the three months ended March 31, 1999 and 1998, respectively. Excluding the impact of the in-process research and development charge in 1999, the effective tax rate for the first quarter 1999 was 22%, compared to 7.5% for the corresponding quarter of 1998. In 1998, the Company benefited from previously unrecognized tax loss carryforwards, generated from the 1997 legal settlement, which reduced the federal and state provisions to minimum tax levels. The increase in the 1999 tax rate is primarily attributable to the Company's utilization of the remainder of tax loss carryforwards.

Although realization is not assured, the Company believes that it will generate future taxable income sufficient to realize the benefit of the $4.0 million of net deferred tax assets recorded. The amount of the net deferred tax assets considered realizable could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company's combined balance of cash, cash equivalents and marketable securities was $19.4 million. Cash used by operating activities is primarily the result of increases in accounts receivable and inventories and a decrease in accounts payable offset by net income before depreciation and amortization expense.

Cash used in investing activities was $11.3 million in the three months ended March 31, 1999. The Company incurred capital expenditures of $7.2 million for facilities expansion and capital equipment purchases to expand its manufacturing capacities primarily for its communication products. The Company currently expects to spend approximately $13 million for capital equipment purchases and leasehold improvements during the remainder of 1999. In addition, the Company acquired Polaroid's fiber laser business during the first quarter of 1999 which resulted in cash payments of $5.1 million.

The Company generated $3.0 million from financing activities during the first quarter of 1999 from the exercise of employee stock options.

The Company believes that current cash balances, cash generated from operations, and cash available through the bank and equity markets will be sufficient to fund capital equipment purchases, acquisitions of complementary businesses, products or technologies and working capital requirements for the foreseeable future. However, there can be no assurances that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

To date, based on its current manufacturing process, SDL believes it has no material exposure to contingencies directly related directly to the Year 2000 issue for the products it has sold or will sell in the future.

SDL is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compatible or to monitor their progress toward year 2000 compatibility. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues.

The costs incurred to date related to these programs are less than $2.7 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will total approximately $3.0 million, which includes $1.8 million for the purchase of new software and hardware that will be capitalized and
$1.2 million that will be expensed as incurred.    The Company expects
that operating activities will fund these year 2000 remediation costs.
In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The Company has not delayed any non-year 2000 projects as a consequence of its year 2000 remediation efforts. The costs of these projects and dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. Any failure to timely, successfully and cost-effectively assess, identify, remediate and resolve the Company's year 2000 issues, including those regarding its own as well as suppliers' and third parties' internal systems, products, services and contingency plans, may have a material adverse effect on the Company's business and results of operations. The Company is continuing its efforts to ensure year 2000 readiness, and there is risk that there may be new year 2000 issues not identified above and significant delays in or increased costs associated with such efforts which could have a material adverse effect on the Company's business and results of operations.

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's long-term strategic focus on commercial communication product opportunities, the ability to realize the benefit of net deferred tax assets, statements regarding the Company's year 2000 plans, the impact and expenses of year 2000 issues, the Company's year 2000 readiness, and the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and
Results of Operations." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed in the Company's Registration Statement on Form S-4 filed with the SEC on April 2, 1999, as amended, and from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K, 10-K/A and Annual Reports to Stockholders.

Manufacturing Risks

The manufacture of semiconductor lasers and related products and systems that we sell is highly complex and precise, requiring production in a highly controlled and clean environment. Changes in the manufacturing processes or the inadvertent use of defective or contaminated materials by us or our suppliers have in the past and could in the future significantly impair our ability to achieve acceptable manufacturing yields and product reliability. If we do not achieve acceptable yields or product reliability, our operating results and customer relationships will be adversely affected. We rely almost exclusively on our own production capability in:

o  computer-aided chip and package design,

o  wafer fabrication,

o  wafer processing,

o  device packaging,

o  hybrid microelectronic packaging,

o  printed circuit board testing, and

o  final assembly and testing of products.

Because we manufacture, package and test these components, products and systems at our own facility, and because these components, products and systems are not readily available from other sources, our business and results of operations will be significantly impaired if our manufacturing is interrupted by any of the following:

o  shortages of parts or equipment,

o  equipment failures,

o  poor yields,

o  fire or natural disaster,

o labor or equipment shortages, or

o otherwise.

A significant portion of our production relies or occurs on equipment for which we do not have a backup. To alleviate, at least in part, this situation, we remodeled our front-end wafer fabrication facility and our packaging and test facility. We cannot assure you that we will not experience further start- up costs and yield problems in fully utilizing our increased wafer capacity targeted by these remodeling efforts. In addition, we are deploying a new manufacturing execution software system designed to further automate and streamline our manufacturing processes, and there may be unforeseen deficiencies in this system which could adversely affect our manufacturing processes. In the event of any disruption in production by one of these machines or systems, our business and results of operations could be materially adversely affected. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our equipment, loss of whom could affect our ability to effectively operate and service our equipment. We experienced lower than expected production yields on some of our products, including certain key product lines during 1997 and the first half of 1998. This reduction in yields:

o adversely affected gross margins,

o delayed component, product and system shipments, and

o to a certain extent, delayed new orders booked.

Although more recently, our yields have improved, we cannot assure you that yields will continue to improve or not decline in the future, nor that in the future our manufacturing yields will be acceptable to ship products on time. To the extent that we experience lower than expected manufacturing yields or experience any shipment delays, gross margins will likely be significantly reduced and we could lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. We presently are ramping production of some of our product lines by:

o changing our shift schedules and equipment coverage,

o hiring and training new personnel,

o acquiring new equipment, and

o expanding our packaging facilities and capabilities.

Difficulties in starting production to meet expected demand and schedules have occurred in the past and may occur in the future including the following:

o quality problems could arise, yields could fall, and gross margins could be reduced during such a ramp.

o aggressive volume pricing for large long-term orders has been provided to certain customers.

o cost reductions in manufacturing are required to avoid a drop in gross margins for certain products sold to customers receiving volume pricing.

These cost reductions may not occur rapidly enough to avoid a decrease in gross margins on products sold under volume pricing terms. In that event, our business and results of operations would be materially adversely affected.

Competition

Our various markets are highly competitive. We face current or potential competition from four primary sources:

o direct competitors,

o potential entrants,

o suppliers of potential new technologies, and

o suppliers of existing alternative technologies.

We offer a range of components, products and systems and have numerous competitors worldwide in various segments of our markets. As the markets for our products grow, new competitors have recently emerged and are likely to continue to do so in the future. We also sell products and services to companies with which we presently compete or in the future may compete and certain of our customers have been or could be acquired by, or enter into strategic relations with our competitors. In most of our product lines, our competitors and we are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we. We cannot assure you that:

o our current or potential competitors have not already or will not in the future develop or acquire products or technologies comparable or superior to those that we developed,

o combine or merge with each other or our customers to form significant competitors,

o expand production capacity to more quickly meet customer supply requirements, or

o adapt more quickly than we do to new technologies, evolving industry trends and changing customer requirements.

Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business and results of operations. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures we face will not have a material adverse effect on our business and results of operations. We expect that both direct and indirect competition will increase in the future. Additional competition could have an adverse material effect on our results of operations through price reductions and loss of market share.

Dependence on Emerging Applications and New Products

Our current products serve many applications in the communications and materials processing and printing markets. In many cases, our products are substantially completed, but the customer's product incorporating our products is not yet completed or the applications or markets for the customer's product are new or emerging. In addition, some of our customers are currently in the process of developing new products that are in various stages of development, testing and qualification, and sometimes are in emerging applications or new markets.

We believe that rapid customer acceptance of our new products is key to our financial results. A substantial portion of our products address markets that are not now, and may never become, substantial commercial markets. We have experienced, and are expected to continue to experience, fluctuation in customer orders and competitive, technological and pricing constraints that may preclude development of markets for our products and our customers' products.

Our customers are often required to test and qualify laser pump modules, transmitters, and marking systems among other new products for potential volume applications. We cannot assure you that:

o we or our customers will continue their existing product development efforts, or if continued that such efforts will be successful,

o markets will develop for any of our technology or that pricing will enable such markets to develop, or

o other technology or products will not supersede our products or our customer's products.

We may also be unable to develop new products on a timely schedule. Moreover, even if we are successful in the timely development of new products that are accepted in the market, we often experience lower margins on these products. The lower margins are due to lower yields and other factors, and thus we may be unable to manufacture and sell new products at an acceptable cost so as to achieve acceptable gross margins.

Need To Manage Growth

We have on occasion been unable to manufacture products in quantities sufficient to meet demand of our existing customer base and new customers. The expansion in the scope of our operations has placed a considerable strain on our management, financial, manufacturing and other resources and has required us to implement and improve a variety of operating, financial and other systems, procedures and controls. In addition, we are currently deploying a new enterprise resource planning system and manufacturing execution system.

We cannot assure you that any existing or new systems, procedures or controls will be adequate to support our operations or that our systems, procedures and controls will be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business and results of operations.

Our future success is dependent, in part, on our ability to attract, assimilate and retain additional employees, including certain key personnel. We will continue to need a substantial number of additional personnel, including those with specialized skills, to commercialize our products and expand all areas of our business in order to continue to grow. Competition for such personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain additional highly qualified personnel.

Risks of Acquisitions

Our strategy involves the acquisition and integration of additional companies' products, technologies and personnel. We have limited experience in acquiring outside businesses. Acquisition of businesses requires substantial time and attention of management personnel and may require additional equity or debt financings. Furthermore, integration of newly established or acquired businesses is often disruptive. Since we have acquired or in the future may acquire one or more businesses, we cannot assure you that we will:

o identify appropriate targets,

o acquire such businesses on favorable terms,

o be able to successfully integrate or attain the anticipated synergies expected by bringing such organizations into our business, or

o be able to improve or even maintain the operating results of such businesses.

Failure to do so could significantly impair our business, financial condition and results of operations and a have a material adverse effect on our business and results of operations.

Dependence Upon Government Programs And Contracts

The Company derived approximately 17%, 28%, and 38% of its revenue during the first quarter of 1999, fiscal 1998, and fiscal 1997, respectively, directly and indirectly from a variety of Federal government sources. The Company received approximately 13%, 14% and 19% of its revenue for the first quarter of 1999, and fiscal 1998, and fiscal 1997, respectively, from Lockheed Martin through several U.S. government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was derived from Federally-funded programs. Revenue from certain of these Lockheed Martin programs are expected to decrease in the near term.

The demand for certain of our services and products is directly related to the level of funding of government programs. We believe that the success and further development of our business is dependent, in significant part, upon the continued existence and funding of such programs and upon our ability to participate in such programs. For example, Federal programs funded substantially all of our research revenue for 1998, 1997 and 1996. Most of our Federally-funded programs are subject to renewal every one or two years, so that continued work by us under these programs in future periods is not assured. Federally-funded programs are subject to termination for convenience of the government agency, at which point we would be reimbursed for related allowable costs incurred to the termination date.

Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted, and could result in the future, in price adjustments. The Federal government has in the past, and could in the future, challenge our accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While we believe that amounts recorded on our financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with us. Although the outcome of this matter cannot be determined at this time, we do not believe that its outcome will have a material adverse effect on our financial position, results of operations and cash flows. However, based on future developments, our estimate of the outcome of these matters could change in the near term. In addition, a change in our accounting practices in this area could result in reduced profit margins on government contracts.

Dependence on Key Employees

Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel. The loss of the services of one or more of our officers or other key employees could significantly impair our business, operating results and financial condition. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel. If we are unable to retain and hire additional personnel, our business and results of operations could be materially and adversely affected. See also "Our acquisition strategy poses several risks" above.

Risk of Patent Infringement Claims

The semiconductor, optoelectronics, communications, information and laser industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. In addition, we cannot assure you that:

o additional infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us, or

o that existing claims or any other assertions will not result in an injunction against the sale of infringing products or otherwise significantly impair our business and results of operations.

In 1985, we first received correspondence from Rockwell International Corporation alleging that we used a fabrication process that infringes Rockwell's patent rights. Those allegations led to two related lawsuits, one of which is still pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including us (Rockwell International Corporation v. The United States of America, No. 93-542C (US Ct. Fed. Cl.)). We were not originally named as a party to this lawsuit. However, the Federal government has asserted that, if we were held liable to Rockwell for infringement of Rockwell's patent rights in connection with some of its contracts with us, then we would be liable to indemnify the Federal government for a portion of its liability on certain contracts.

In June 1995, after Rockwell filed a second lawsuit, we filed a motion to intervene in the lawsuit filed in August 1993. That motion was granted on August 17, 1995. Upon intervening in the Federal government's lawsuit, we filed an answer to Rockwell's complaint, alleging that:

o Rockwell's patent was invalid and that we did not infringe Rockwell's patent,

o Rockwell's patent was unenforceable under the doctrine of inequitable conduct, and

o Rockwell's action is barred by the doctrines of laches and equitable estoppel.

After extensive discovery, we moved, as did the Federal government, for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in our favor and in favor of the Federal government. However, Rockwell appealed the Court of Federal Claims' decision, and on June 15, 1998, the United States Court of Appeals for the Federal Circuit issued an opinion vacating the judgment that had been entered in our favor and in favor of the Federal government. The US Circuit Court for the Federal Circuit held that the Court of Federal Claims had erred in finding that there were no genuine disputes of material fact concerning the obviousness of the Rockwell patent, and that the resolution of these disputes requires a trial. The Federal
Circuit:

o remanded the case back to the trial court for further proceedings, and

o affirmed the Court of Federal Claims' denial of our motion for summary judgment of invalidity based on anticipation, as well as the Court of Federal Claims' claim construction.

Subsequent to the Federal Circuit's action, the United States agreed to pay Rockwell $16.9 million in settlement of the lawsuit filed in August 1993. We did not participate in the settlement. The Federal government has not again raised the issue of our potential indemnity obligation.

As noted above, we made our decision to intervene in the lawsuit filed on August 1993 after Rockwell filed suit against us in the Northern District of California in May 1995, alleging that we had infringed the Rockwell patent in connection with our manufacture and sale of products to customers other than the United States. Again, the complaint alleges that we used a fabrication process that infringes the Rockwell patent (Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (US Dist.Ct., N.D. Cal.)). By its complaint, Rockwell seeks a permanent injunction against us to:

o enjoin us from infringement of the Rockwell patent,

o require us to pay damages in an unspecified amount for our alleged past infringement of the patent, treble damages and attorneys' fees.

The complaint was served on us on June 30, 1995, and we filed an answer to the complaint on August 18, 1995, alleging that:

o Rockwell's patent is invalid,

o we did not infringe Rockwell's patent,

o Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and

o Rockwell's action is barred by the doctrines of laches and equitable estoppel.

On August 11, 1995, prior to filing our answer, we filed a motion to stay this action based upon the pendency of the lawsuit brought by the federal government. The District Court granted our motion to stay on September 15, 1995. Subsequent to the settlement of this lawsuit, the District Court lifted this stay, and discovery has re-commenced for the lawsuit filed on May 1995.

Although the Court of Federal Claims ruled in our favor, finding the patent invalid on motion for summary judgment, the Court of Appeals for the Federal Circuit reversed the summary judgment ruling, meaning that the issue of validity needed to go to trial. Such a trial would now
occur before a jury in California.   The judge has also required that a
settlement conference between Rockwell and SDL be scheduled in June 1999 in order to see if the parties can resolve the dispute before trial.

We believe that we have meritorious defenses to Rockwell's allegations. It should be noted that the resolution of intellectual property disputes is often fact intensive and, therefore, the results are inherently uncertain. There can be no assurance that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, Rockwell could be awarded substantial monetary damages and/or an injunction against us for the sale of infringing products. If this injunction were entered, we may seek to obtain a license to use Rockwell's patent.

We cannot assure you, however, that a license would be available on reasonable terms or at all. The award of monetary damages against us, or the grant of an injunction and failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on our business and results of operations. Litigation of Rockwell's claim against us is expected to involve significant expense to us and could divert the attention of our technical and management personnel and could have a material adverse effect on our business and results of operations.

In addition, we are involved in various legal proceedings arising in the ordinary course of our business.

Customer Order Fluctuations

Our product revenue is subject to fluctuations in customer orders. Occasionally, some of our customers have ordered more products than they need in a given period, thereby building up inventory and delaying placement of subsequent orders until such inventory has been reduced. We may also build inventory in anticipation of receiving new orders in the future. Also, customers have occasionally placed large orders that they have subsequently cancelled. In addition, due to the fact that our sales of our 980 nm pump module products comprise a significant portion of our total revenues, our revenues are particularly susceptible to customer order fluctuations for this product. These fluctuations, cancellations and the failure to receive new orders can have adverse effects on our business and results of operations. We may also have incurred significant inventory or other expenses in preparing to fill such orders prior to their cancellation. Virtually our entire backlog is subject to cancellation. Cancellation of significant portions of our backlog, or delays in scheduled delivery dates, could have a material adverse effect on our business and results of operations.

Dependence of Proprietary Technology

Our future success and competitive position is dependent in part upon our proprietary technology, and we rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that:

o any of the 127 patents owned or approximately 134 patents licensed by us will not be invalidated, circumvented, challenged or licensed to others,

o the rights granted under the patents will provide competitive advantages to us,

o any of our approximately 90 pending or future patent applications will be issued with the scope of the claims sought by us, if at all, or

o that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents we own, or patent or assert patents on technology which we might use or intend to use.

In addition, effective copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Our technology is licensed on a non-exclusive basis from Xerox and other third parties that may license such technology to others, including our competitors. There can be no assurance that steps we take to protect our technology will prevent misappropriation of such technology. In addition, litigation has been necessary and may be necessary in the future:

o to enforce our patents and other intellectual property rights,

o to protect our trade secrets,

o to determine the validity and scope of the proprietary rights of others, or

o to defend against claims of infringement or invalidity of intellectual property rights developed internally or acquired from third parties.

Litigation of this type has resulted in substantial costs and diversion of resources and could have a material adverse effect on our business and results of operations. Moreover, we may be required to participate in interference proceedings to determine the propriety of inventions. These proceedings could result in substantial cost to us.

Competition

Our various markets are highly competitive. We face current or potential competition from four primary sources:

o direct competitors,

o potential entrants,

o suppliers of potential new technologies, and

o suppliers of existing alternative technologies.

We offer a range of components, products and systems and have numerous competitors worldwide in various segments of our markets. As the markets for our products grow, new competitors have recently emerged and are likely to continue to do so in the future. We also sell products and services to companies with which we presently compete or in the future may compete and certain of our customers have been or could be acquired by, or enter into strategic relations with our competitors. In most of our product lines, our competitors and we are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we. We cannot assure you that:

o our current or potential competitors have not already or will not in the future develop or acquire products or technologies comparable or superior to those that we developed,

o combine or merge with each other or our customers to form significant competitors,

o expand production capacity to more quickly meet customer supply requirements, or

o adapt more quickly than we do to new technologies, evolving industry trends and changing customer requirements.

Increased competition and customer demands have resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business and results of operations. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures we face will not have a material adverse effect on our business and results of operations. We expect that both direct and indirect competition will increase in the future. Additional competition could have an adverse material effect on our results of operations through price reductions and loss of market share.

International Distribution Risks

Revenues from customers outside of the United States accounted for approximately 27 percent, 24 percent and 17 percent, of our total revenue in the first quarter of 1999, fiscal 1998 and 1997, respectively.
International revenue carries a number of inherent risks, including:

o reduced protection for intellectual property rights in some countries,

o the impact of unstable environments in economies outside the United
  States,

o generally longer receivable collection periods,

o changes in regulatory environments,

o tariffs, and

o other potential trade barriers.

In addition, some of our international revenue is subject to export licensing and approvals by the Department of Commerce or other Federal governmental agencies. Although to date, we have experienced little difficulty in obtaining such licenses or approvals, the failure to obtain these licenses or approvals or comply with such regulations in the future could have a material adverse effect on our business and results of operations.

We currently use local distributors in key industrialized countries and local representatives in smaller markets. Although we have formal distribution contracts with some of our distributors and representatives, some of our relationships are currently on an informal basis. Most of our international distributors and representatives offer only our products; however, certain distributors offer competing products and we cannot assure you that additional distributors and representatives will not also offer products that are competitive with our products. We cannot assure you that our international distributors and representatives will enter into formal distribution agreements at all or on acceptable terms, will not terminate informal or contractual relationships, will continue to sell our products or that we will provide the distributors and resellers with adequate levels of support. Our business and results of operations will be affected adversely if we lose a significant number of our international distributors and representatives or experience a decrease in revenue from these distributors and representatives.

Environmental Risks

We are subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. We have established an environmental and safety compliance program to meet the objectives of applicable federal, state and local laws. Our environmental and safety department administers this compliance program which includes monitoring, measuring and reporting compliance, establishing safety programs and training our personnel in environmental and safety matters. We cannot assure you that changes in these regulations and laws will not have an adverse economic effect on us. Further, these local, state, and federal regulations could restrict our ability to expand our operations. If we do not:

o obtain required permits for,

o operate within regulations for,

o control the use of, or

o adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations, we may be required to pay substantial penalties, to make costly changes in our manufacturing processes or facilities or to suspend our operations.

Dependence on Single Source And Other Third Party Suppliers

We depend on a single or limited number of outside contractors and suppliers for raw materials, packages and standard components, and to assemble printed circuitboards. We generally purchase these products through standard purchase orders or one-year supply agreements. We do not have long-term guaranteed supply agreements with these suppliers. We seek to maintain a sufficient safety stock to overcome short-term shipping delays or supply interruptions by our suppliers. We also endeavor to maintain ongoing communications with our suppliers to guard against interruptions in supply. To date, we have generally been able to obtain sufficient supplies in a timely manner. However, our business and results of operations have in the past been and could be impaired by:

o a stoppage or delay of supply,

o substitution of more expensive or less reliable parts,

o receipt of defective parts or contaminated materials, and

o an increase in the price of such supplies or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.

Potential Volatility of Stock Price

The market price of our Common Stock may fluctuate significantly because of:

o announcements of technological innovations,

o large customer orders,

o customer order delays or cancellations,

o customer qualification delays,

o new products by us, our competitors or third parties,

o possible acquisition of us by a third party,

o merger or acquisition announcements,

o production problems,

o quarterly variations in our actual or anticipated results of operations, and

o developments in litigation in which we are or may become involved.

Furthermore, the stock market has experienced extreme price and volume volatility, which has particularly affected the market prices of many high technology companies. This volatility has often been unrelated to the operating performance of such companies. This broad market volatility may adversely affect the market price of our Common Stock. Many companies in the optical communications industry have in the past year experienced historical highs in the market prices of their stock. We cannot assure you that the market price of our Common Stock will not experience significant volatility in the future, including volatility that is unrelated to our performance.


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


Item 5. Other Information.  Not Applicable


Item 6. Exhibits and Reports on Form 8-K.

                (a)     List of Exhibits

                        Number  Exhibit Description
                             27.1 Financial Data Schedule

                (b)        Reports on Form 8-K.
                             No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SDL, INC.
                                        Registrant





May 12, 1999                             /s/ Michael L. Foster
                                         ---------------------------------------
                                         Michael L. Foster
                                         Vice President, Finance
                                         Chief Financial Officer
                                         (Duly Authorized Officer, and Principal
                                         Financial and Accounting Officer)