Form 10-Q
period 1999-06-30
SDL INC
filed 1999-08-09
CIK 934741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-25688

SDL, INC.
(Exact name of Registrant as specified in its charter)

             Delaware                                                                  77-0331449
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

80 Rose Orchard Way, San Jose, CA 95134-1365
(Address of principal executive offices, including zip code)

(408) 943-9411
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

The number of shares outstanding of the issuer's common stock as of July 30, 1999 was 31,249,752.

SDL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

        Condensed Consolidated Statements of Operations - three and six months ended June 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows - six months ended June 30, 1999 and 1998

        Notes To Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        Introduction

        Results of Operations

        Liquidity and Capital Resources

Item 3: Quantitative and Qualitative Disclosures about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                       June 30,   December 31,
                                                       1999          1998
                                                    ------------  ------------
                                                    (unaudited)       (1)
                         ASSETS
Current Assets:
  Cash and cash equivalents .......................      $7,702       $17,023
  Short-term marketable securities ................      19,873        17,635
  Accounts receivable, net ........................      34,754        23,042
  Inventories .....................................      27,076        21,288
  Prepaid expenses and other current assets .......       3,875         3,875
                                                    ------------  ------------
Total current assets ..............................      93,280        82,863
Property and equipment, net .......................      49,556        39,848
Long-term marketable securities ...................         --          3,552
Restricted cash ...................................         689           722
Note due from related party .......................         496           512
Other assets ......................................       7,250         4,563
                                                    ------------  ------------
Total assets ......................................    $151,271      $132,060
                                                    ============  ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................     $12,813       $10,014
  Accrued payroll and related expenses ............       3,885         2,354
  Income taxes payable ............................       2,394         1,890
  Unearned revenue ................................         525           643
  Current portion of capital leases ...............       1,063         1,098
  Other accrued liabilities .......................       6,721         3,159
                                                    ------------  ------------
Total current liabilities .........................      27,401        19,158

Long-term liabilities:
  Capital leases ..................................         567         1,416
  Notes Payable ...................................          --           612
  Other long-term liabilities .....................       3,967         2,668
                                                    ------------  ------------
Total long-term liabilities .......................       4,534         4,696

Commitments and contingencies

Stockholders' equity:
  Preferred stock..................................        --            --
  Common stock.....................................          31            15
  Additional paid-in capital ......................     146,160       138,895
  Accumulated other comprehensive income...........          38           887
  Accumulated deficit, $26.3 million relating
    to the repurchase of common stock in 1992
    and $5.8 million relating to a
    recapitalization in 1992 ......................     (26,853)      (31,551)
                                                    ------------  ------------
                                                        119,376       108,246
  Less common stockholders' notes receivable ......         (40)          (40)
                                                    ------------  ------------
Total stockholders' equity ........................     119,336       108,206
                                                    ------------  ------------
Total liabilities and stockholders' equity ........    $151,271      $132,060
                                                    ============  ============

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, as included in the Company's Form 8-K filed with the SEC on June 29, 1999.

      See accompanying notes.

SDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, eccept per share data - unaudited)

                                        Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------- -------------------
                                         1999       1998     1999       1998
                                       --------- --------- --------- ---------
Total revenue:
  Product revenue.....................  $41,837   $25,424   $78,527   $49,120
  Research revenue....................    1,334     2,962     2,310     6,179
                                       --------- --------- --------- ---------
                                         43,171    28,386    80,837    55,299
Cost of revenue:
  Cost of product revenue.............   23,900    17,129    46,030    33,425
  Cost of research revenue............    1,073     2,464     1,976     4,836
                                       --------- --------- --------- ---------
                                         24,973    19,593    48,006    38,261
                                       --------- --------- --------- ---------
Gross margin..........................   18,198     8,793    32,831    17,038

Operating expenses:
  Research and development............    4,292     3,281     8,073     6,142
  Selling, general and administrative.    6,443     4,153    12,123     7,983
  Merger costs........................    2,677       --      2,677       --
  In-process research and development.      --        --      1,495       --
  Amortization of purchased
   intangibles........................      210       193       389       389
                                       --------- --------- --------- ---------
Total operating expenses..............   13,622     7,627    24,757    14,514
                                       --------- --------- --------- ---------
Operating income .....................    4,576     1,166     8,074     2,524
Interest income, net..................      297       304       583       597
                                       --------- --------- --------- ---------
Income before income taxes............    4,873     1,470     8,657     3,121
Provision for income taxes............    1,662       242     2,823       472
                                       --------- --------- --------- ---------
Net income............................   $3,211    $1,228    $5,834    $2,649
                                       ========= ========= ========= =========

Net income per share - basic..........    $0.10     $0.04     $0.19     $0.09
                                       ========= ========= ========= =========

Net income per share - diluted........    $0.10     $0.04     $0.18     $0.09
                                       ========= ========= ========= =========
Number of weighted average
  shares - basic......................   30,947    28,564    30,518    28,442
                                       ========= ========= ========= =========
Number of weighted average
  shares - diluted....................   32,961    30,304    32,554    30,149
                                       ========= ========= ========= =========

      See accompanying notes.

SDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands - unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                        --------------------
                                                          1999        1998
                                                        ---------  ---------
OPERATING ACTIVITIES:
 Net income............................................   $5,834     $2,649
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization.....................    5,101      4,266
     In-process research and development...............    1,495         --
     Changes in operating assets and liabilities:
        Accounts receivable............................  (11,593)      (381)
        Inventories....................................   (4,648)    (1,802)
        Accounts payable...............................    2,668     (1,153)
        Accrued payroll and related expenses...........    1,531        326
        Income taxes payable...........................      504       (141)
        Unearned revenue...............................     (118)      (200)
        Other accrued liabilities......................    4,005        (38)
        Long-term liabilities..........................      686        872
        Other..........................................   (1,069)     1,266
                                                        ---------  ---------
 Total adjustments.....................................   (1,438)     3,015
                                                        ---------  ---------
Net cash provided by operating activities..............    4,396      5,664
                                                        ---------  ---------
INVESTING ACTIVITIES:
 Acquisition of property and equipment, net............  (14,404)    (6,831)
 Acquisition of the fiber laser business of Polaroid...   (5,055)        --
 Sale (purchase) of investments, net...................      659       (277)
                                                        ---------  ---------
Net cash used in investing activities..................  (18,800)    (7,108)
                                                        ---------  ---------
FINANCING ACTIVITIES:
 Issuance of stock pursuant to employee stock plans....    7,277      1,508
 Payments on capital leases............................     (762)      (657)
 Decrease (increase) in restricted cash................       17        (36)
 Payments on notes payable.............................     (286)      (165)
                                                        ---------  ---------
Net cash provided by financing activities..............    6,246        650
                                                        ---------  ---------
Net decrease in cash and cash equivalents..............   (8,158)      (794)
Net cash activity for IOC for the three
  months ended December 31, 1998.......................   (1,163)        --
Cash and cash equivalents at beginning of period.......   17,023      6,170
                                                        ---------  ---------
Cash and cash equivalents at end of period.............   $7,702     $5,376
                                                        =========  =========

      See accompanying notes.

SDL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) June 30, 1999

Basis of Presentation and Business Activities

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 and Form 8-K filed with the SEC on June 29, 1999.

Certain amounts in the financial statements have been reclassified to conform to current period presentation.

The consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiaries, SDL Optics and IOC International plc. Intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of the Company's Canadian subsidiary is the U.S. dollar. These financial statements are remeasured into U.S. dollars for consolidation. The functional currency of the Company's United Kingdom subsidiary is the British Pound Sterling. As such, all assets and liabilities are translated at the exchange rate on the balance sheet date. Revenues and costs and expenses are translated at weighted average rates of exchange prevailing during the period. Translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in interest income, net and were immaterial for all periods presented.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The second fiscal quarter of 1999 and 1998 ended on July 2, 1999 and July 3, 1998, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

In May 1999, the Company authorized a two-for-one split of its common stock, effected in the form of a stock dividend, which was paid on June 2, 1999 to stockholders of record on May 14, 1999. All of the share and per share data in these financial statements has been adjusted to reflect the stock split.

In May 1999, the Company's stockholders approved an increase in the Company's authorized shares of its common stock to 70 million shares.

As more fully described in Note 8, the Company merged with IOC International plc. ("IOC") in May 1999 in a pooling of interests transaction. The condensed consolidated financial statements for the three and six months ended June 30, 1998 have been restated to include the financial position, results of operations and cash flows of IOC. There were no transactions between IOC and the Company prior to the combination and no significant adjustments were necessary to conform IOC's accounting policies. Because of differing year ends, financial information relating to SDL's three and six months ended June 30, 1998 has been combined with financial information relating to IOC's three and six months ended March 31, 1998. IOC's net loss for the three months ended December 31, 1998 was not combined with SDL's net income, but rather was included as an adjustment to stockholders' equity in the Company's financial results for the three months ended March 31, 1999. IOC's results of operations for the three and six months ended June 30, 1999 has been combined with SDL's results of operations for the three and six months ended June 30, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company generally does not use derivative financial instruments and the impact of SFAS 133 is not anticipated to be material when adopted.

2. Net Income Per Share

In May 1999, the Company authorized a two-for-one split of its common stock, effected in the form of a stock dividend, which was paid on June 2, 1999 to stockholders of record on May 14, 1999. All of the share and per share data in these financial statements has been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                       Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------- -------------------
                                        1999       1998     1999       1998
                                      --------- --------- --------- ---------
   Numerator:
   Net income........................   $3,211    $1,228    $5,834    $2,649
                                      ========= ========= ========= =========
   Denominator:
   Denominator for basic net income
     per share - weighted average
     shares..........................   30,947    28,564    30,518    28,442
   Incremental common shares
     attributable to shares
     issuable under employee stock
     plans...........................    2,014     1,740     2,036     1,707
                                      --------- --------- --------- ---------
   Denominator for diluted net
     income per share adjusted
     weighted average shares and
     assumed conversions.............   32,961    30,304    32,554    30,149
                                      ========= ========= ========= =========

   Net income per share - basic......    $0.10     $0.04     $0.19     $0.09
                                      ========= ========= ========= =========

   Net income per share - diluted....    $0.10     $0.04     $0.18     $0.09
                                      ========= ========= ========= =========

3. Inventories

The components of inventories consist of the following (in thousands):

                                June 30,    December 31,
                                1999           1998
                             ------------   ------------
Raw materials .............      $11,319         $7,849
Work-in-process............       12,578         13,439
Finished Goods.............        3,179              --
                             ------------   ------------
                                 $27,076        $21,288
                             ============   ============

4. Comprehensive Income

Accumulated other comprehensive income presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments, net of the related tax effect. The tax effects for other comprehensive income were immaterial for all periods presented.

Total comprehensive income amounted to approximately $3.1 million for the second quarter 1999 compared to a comprehensive income of $0.8 million for the second quarter of 1998. For first half of 1999, comprehensive income amounted to $5.3 million compared to $3.0 million for the corresponding 1998 period.

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

Information about reported segment income or loss is as follows (in thousands):

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Quarter ended June 30, 1999:
Revenue from external customers...  $31,329    $1,378     $10,464    $43,171
Amortization......................       78        --         132        210
Segment Operating Income (loss)...   $8,542       $15     ($1,304)    $7,253

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Quarter ended June 30, 1998:
Revenue from external customers...  $14,843    $2,059     $11,484    $28,386
Amortization......................      155        --          38        193
Segment Operating Income (loss)...    ($101)     $270        $997     $1,166

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Six months ended June 30, 1999:
Revenue from external customers...  $58,642    $2,633     $19,562    $80,837
Amortization......................      156        --         233        389
Segment Operating Income (loss)...  $14,419     ($202)    ($1,271)   $12,946

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Six months ended June 30, 1998:
Revenue from external customers...  $27,351    $4,118     $23,830    $55,299
Amortization......................      310        --          79        389
Segment Operating Income (loss)...    ($627)     $471      $2,680     $2,524

                                                          For the quarter
                                                           ended June 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------- ----------
Operating Income
  Total operating income from operating
     segments...............................               $7,253     $1,166
  Merger costs..............................               (2,677)     --
                                                       ----------- ----------
Total consolidated operating income ........               $4,576     $1,166
                                                       =========== ==========

                                                          For the six months
                                                           ended June 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------- ----------
Operating Income
  Total operating income from operating
     segments...............................              $12,946     $2,524
  Merger costs..............................               (2,677)     --
  In-process R&D and related costs..........               (2,195)     --
                                                       ----------- ----------
Total consolidated operating income ........               $8,074     $2,524
                                                       =========== ==========

6. Acquisitions

In February 1999, the Company acquired the fiber laser business of Polaroid for $5.3 million, which includes related transaction costs of $0.1 million. The business acquired includes all the physical assets, intellectual property, including the assignment of 38 patents and the licensing of 22 patents in the fiber laser and fiber amplifier area, and the ongoing operation of the fiber manufacturing facilities and fiber laser subsystem. The acquisition was accounted for under the purchase method of accounting. The Company recorded $1.5 million as in-process research and development for development projects that had not yet reached technological feasibility. Intangible assets are being amortized straight-line over a seven year life. In addition, the Company recorded $0.7 million to accrue for certain pre-existing obligations to integrate the fiber laser business. The results of the fiber laser business are not material to the Company's historical consolidated results of operations.

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
                             ============

7. Contingencies

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit in the Northern California Federal District Court against the Company alleging that a Company fabrication process infringed certain patent rights set forth in a patent owned by Rockwell. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages plus costs. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent is invalid. Rockwell's suit was stayed in 1995 pending resolution of another suit, involving the same patent, brought by Rockwell against the Federal government, and in which SDL had intervened. The suit between the Federal government and Rockwell was resolved in January 1999, by way of a settlement payment from the Federal government to Rockwell. The Company did not participate in the settlement. As a result of that settlement, the suit was dismissed and the stay of Rockwell's suit against the Company was lifted and the California suit was reactivated. Limited discovery has been conducted by the parties in preparation of the case for trial. Rockwell has also filed a motion for summary judgement relative to certain patent claims of Rockwell's patent alleging that the company has infringed, which motion the Company will vigorously oppose in court. The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, it could be awarded monetary damages against the Company. The Company believes, however, that it has meritorious defenses to the Rockwell's allegations in the litigation.

Shortly after the aforementioned suit between Rockwell and the Federal government was filed, the Federal government had notified the Company that, if the Federal government were liable to Rockwell, then the Federal government might seek indemnification for a portion of its liability from the Company. The Federal government never stated the amount of the Company's alleged indemnity obligation, nor has it ever repeated its assertion that the Company might have some indemnity obligation to the Federal government.

SDL is engaged in various cost-reimbursement type contracts with the Federal government. These contracts utilize allowable costs plus contract fee to determine revenue. Federally-funded contracts are subject to audit of pricing and actual costs incurred, which have resulted and could result in the future, in price adjustments. The government has in the past and could in the future, challenge the Company's accounting methodology for computing indirect rates and allocating indirect costs to government contracts. The government is currently challenging certain indirect cost allocations. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the government has not concluded its investigation or agreed to a settlement with the Company. Although the outcome of this matter cannot be determined at this time, management does not believe that its outcome will have a material adverse affect on the Company's financial position, results of operations or cash flows. Nevertheless, based on future developments, the Company's estimate of the outcome of these matters could change in the near term.

During the first half of 1998, supplies of modulators to a customer were withdrawn due to an apparent design problem. It was expected that the replacement modulators would be shipped during the second half of the year. The estimated rework costs of $0.6 million were recorded in the second quarter, but the costs were reversed in the forth quarter since the customer did not return the related modulators. The order has since been cancelled by the customer. While there has been no formal legal claim against the Company, the customer has requested the return of $1.2 million for receivables paid for earlier deliveries. The Company has rejected this request and is confident that if a formal legal claim is received it can be successfully defended.

8. Business Combination

On May 18, 1999, the Company merged with IOC, a United Kingdom-based manufacturer of lithium niobate components for long haul fiber optic transmission systems. The Company has exchanged 1,130,098 shares of SDL common stock and reserved 116,974 shares for IOC options assumed by the Company. Merger related expenses of $2.7 million were recorded in the second quarter of fiscal 1999. Combined and separate unaudited results of SDL and IOC for the periods prior to the acquisition were as follows (in thousands):

                                         Six Months Ended June 30,
                                            1999       1998
                                         ---------- ----------
Total revenues:
  Prior to April 1, 1999:..
     SDL...................                $35,730    $51,167
     IOC...................                  1,936      4,132
  Combined results after March 31, 1999..   43,171          --
                                         ---------- ----------
                                           $80,837    $55,299

Net income (loss):
  Prior to April 1, 1999:..
     SDL...................                 $3,010     $5,605
     IOC...................                   (387)    (2,956)
  Combined results after March 31, 1999..    3,211          --
                                         ---------- ----------
                                            $5,834     $2,649

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SDL designs, manufactures and markets semiconductor lasers, fiber optic related products and optoelectronic systems. Since 1996, the Company strategy has strongly focused on providing solutions for optical communications. The Company's optical communications products power the transmission of data, voice and Internet information over fiber optic networks to meet the needs of telecommunications, dense wavelength division multiplexing, cable television and satellite communications applications. During the first half of 1999, the Company derived 73% of its revenue from optical communication markets. With the increased focus on commercial communications products, the proportion of SDL's revenue derived from U. S. government related projects has declined from 43% in fiscal 1996 to 15% during the first half of 1999. SDL's optical products also serve a wide variety of non-communications applications, including materials processing, printing, medical and scientific instrumentation. From the original products introduced in 1984, the Company has expanded its product offering to over 150 standard products in addition to providing custom design and packaging for OEM customers. The Company's revenue also includes revenue from customer-funded research programs.

Because of the diversity of products, customers and applications, gross margins tend to fluctuate based in part on the mix of revenue in each reported period. SDL's revenue growth in 1997-1998 was constrained in part by a shortage in qualified manufacturing capacity, especially in the wafer fabrication area. The Company's new wafer fabrication facility received qualification in June 1998, for certain key product lines, allowing a faster ramp-up in production.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The second fiscal quarter of 1999 and 1998 ended on July 2, 1999 and July 3, 1998, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

In May 1999, the Company merged with IOC International plc. ("IOC") through the issuance of 1,130,098 shares of common stock. The merger was accounted for as a pooling of interests and accordingly all prior period financial statements have been restated to combine the operating results of IOC and the Company for all periods presented. IOC's fiscal year end was September 30. Because of differing year ends, the accompanying statements of income for the three and six months ended June 30, 1998 combine the operating results of IOC for the three and six months ended March 31, 1998 with the operating results of the Company for the three and six months ended June 30, 1998. IOC's results of operations for the three and six months ended June 30, 1999 has been combined with SDL's results of operations for the three and six months ended June 30, 1999. Management's Discussion and Analysis reflects the pooled entity. The comparisons to prior periods below should be read in light of this fact.

RESULTS OF OPERATIONS

Revenue. Total revenue for the quarter ended June 30, 1999 increased 52% to $43.2 million compared to $28.4 million in the corresponding 1998 quarter. For the first half of 1999, total revenue increased 46% to $80.8 million from $55.3 million reported for the comparable period. Product revenue was $41.8 million and $78.5 million for the second quarter and first half of 1999, respectively, which represents increases of 65% and 60% when compared with the corresponding periods in 1998. The increase in product revenue for the second quarter and first half of 1999 was primarily due to revenue growth in the fiber optic communication products, especially 980 nm pump modules and lasers, offset by lower revenues from certain material processing products. Research revenue declined both in dollars and as a percentage of total revenue compared to the second quarter and first half of 1998. This downward trend in research revenue is a result of the Company's continued longer-term strategy focus on commercial communication product opportunities. Revenue derived directly or indirectly from U.S. government sources declined to 13% and 15% of total revenue for the second quarter and first half of 1999, respectively, compared to 31% and 30% for the corresponding periods in 1998.

Results for the three and six month ended June 30, 1999 are not considered indicative of the results to be expected for any future period or for the entire year. In addition, there can be no assurance that the market for the Company's products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to achieve historical growth rates.

Gross Margin. Excluding one-time charges of $0.7 million for the fiber laser business acquisition in the quarter ended March 31, 1999, gross margins increased to 42% and 41% for the three and six months ended June 30, 1999 from 31% in the comparable 1998 periods. Three factors contributed to the increase in gross margins. These were: (i) a more favorable mix of fiber optic communication product sales, especially increased shipments of pump lasers for undersea fiber cable, as compared to revenue derived from U.S. government contracts and non-communication sales; (ii) increased yields and volumes from the Company's wafer fab; and, (iii) reduction of costs related to 980nm pump lasers. These favorable factors were offset by warranty provisions and declining average selling prices on certain products due to long-term contract arrangements.

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

Research and Development. Research and development expense was $4.3 million, or 10% of revenue for the quarter ended June 30, 1999 as compared to $3.3 million, or 12% of revenue for the quarter ended June 30, 1998. For the first half of 1999, research and development expense was $8.1 million, or 10% of revenue as compared to $6.1 million, or 11% of revenue for the corresponding 1998 period. The higher levels of 1999 spending were focused on bringing new fiber optic communication products to market.

The Company is committed to continuing its significant research and development expenditures and expects that the absolute dollar amount of research and development expenses will increase as it invests in developing new products and processes, expanding and enhancing its existing product lines, and reducing its costs, although research and development expenses may vary as a percentage of revenue.

Selling, General and Administrative. Selling, general and administrative (SG&A) expense was $6.4 million for the quarter ended June 30, 1999 as compared to $4.2 million for the quarter ended June 30, 1998. SG&A expense, as a percentage of revenue, was 15% for both quarters. For the first half of 1999, SG&A expense was $12.1 million, or 15% of revenue as compared to $8.0 million, or 14% of revenue for the corresponding 1998 period. Four factors drove the increase in SG&A spending during the second quarter and first half of 1999. These were: (i) higher personnel-related costs to support the growth in revenues and operations; (ii) implementation of the Company's new enterprise resource planning software; (iii) increased advertising costs; and, (iv) expansion of the information systems infrastructure to manage the Company's growth. There can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

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

Merger Costs. In the quarter ended June 30, 1999, the Company recorded merger related costs of $2.7 million in connection with the acquisition of IOC in a transaction accounted for as a pooling of interest.

Interest Income, net. Net interest income for the three and six months ended June 30, 1999 was $297,000 and $583,000, respectively, compared to $304,000 and $597,000 for the corresponding 1998 periods. Lower average cash and investment balances during the first half of 1999 offset by lower returns on investments in the first half of 1998 resulted in net interest income to be relatively unchanged.

Provision for Income Taxes. The Company recorded a provision for income taxes of $2,823,000 and $472,000 for the six months ended June 30, 1999 and 1998, respectively. Excluding the impact of the in-process research and development charge and IOC merger costs in 1999, the effective tax rate for the first half of 1999 was 22%, compared to 15% for the first half of 1998. In 1998, the Company benefited from previously unrecognized tax loss carryforwards, generated from the 1997 legal settlement, which reduced the federal and state provisions to minimum tax levels offset partially by unbenefited foreign tax losses generated. The increase in the 1999 tax rate is primarily attributable to the Company's utilization of the remainder of federal and state tax loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company's combined balance of cash, cash equivalents and marketable securities was $28.3 million. Cash provided by operating activities is primarily the result of net income, depreciation and amortization expenses, and increases in accrued liabilities and accounts payable, offset by increases in accounts receivable and inventory.

Cash used in investing activities was $18.8 million in the six months ended June 30, 1999. The Company incurred capital expenditures of $14.4 million for facilities expansion and capital equipment purchases to expand its manufacturing capacities for its fiber optic communication products. The Company currently expects to spend approximately $18 million for capital equipment purchases and leasehold improvements during the remainder of 1999. In addition, the Company acquired Polaroid's fiber laser business during the first quarter of 1999 which resulted in cash payments of $5.1 million.

The Company generated $6.2 million from financing activities during the first half of 1999 primarily from the issuance of stock under employee stock plans, offset by capital lease payments.

The Company believes that current cash balances, cash generated from operations, and cash available through the bank and equity markets will be sufficient to fund capital equipment purchases, acquisitions of complementary businesses, and working capital requirements for the foreseeable future. However, there can be no assurances that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

To address these year 2000 issues within its internal systems, the Company has established a task team and initiated a comprehensive program designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company has most changes to critical systems completed. These activities are intended to encompass all systems software applications in use by the Company, including front and back-end manufacturing, facilities, sales, finance and human resources.

As newer, more functional software solutions are currently available and are Year 2000 compliant, the Company has concluded that the conversion to enterprise resource planning software programs supporting the Company's manufacturing, finance, distribution / logistics and human resource operations was more cost effective. The project was completed during the quarter ended June 30, 1999.

Assessment and remediation of year 2000 issues in tertiary business information systems is on-going. The Company has determined that over 90% of the Company's desktop PC hardware systems are known to be year 2000 compliant. Additionally, the Company has concluded that the purchase of newer, more functional software for its network server applications is more cost effective than upgrading its existing software to a year 2000 compliant version. Completing the remediation of the Company's tertiary business information systems is not expected to be a significant burden on the Company.

To date, based on its evaluations of its current manufacturing process, SDL believes it has no material exposure to contingencies directly related directly to the Year 2000 issue for the products it has sold or will sell in the future.

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

The costs incurred to date related to these programs are less than $2.9 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will total approximately $3.1 million, which includes $1.9 million for the purchase of new software and hardware that will be capitalized and $1.2 million that will be expensed as incurred. The Company expects that operating activities will fund these year 2000 remediation costs. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The Company has not delayed any non-year 2000 projects as a consequence of its year 2000 remediation efforts. The costs of these projects and dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. Any failure to timely, successfully and cost- effectively assess, identify, remediate and resolve the Company's year 2000 issues, including those regarding its own as well as suppliers' and third parties' internal systems, products, services and contingency plans, may have a material adverse effect on the Company's business and results of operations. The Company is continuing its efforts to ensure year 2000 readiness, and there is risk that there may be new year 2000 issues not identified above and significant delays in or increased costs associated with such efforts which could have a material adverse effect on the Company's business and results of operations.

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, plans, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding research and development expenditures, the ability to realize the benefit of net deferred tax assets, capital equipment purchases and leasehold improvement expenditures, the Company's year 2000 plans, the impact and expenses of year 2000 issues, future liability related to year 2000 issues, the Company's year 2000 readiness, and the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should also consult the risk factors listed in the Company's Registration Statement on Form S-4 filed with the SEC on April 2, 1999, as amended, and from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K, 10-K/A and Annual Reports to Stockholders.

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

Because we manufacture, package and test these components, products and systems at our own facility, and because these components, products and systems are not readily available from other sources, our business and results of operations will be significantly impaired if our manufacturing is interrupted by any of the following:

o    shortages of parts or equipment,

o    equipment failures,

o    poor yields,

o    fire or natural disaster,

o    labor or equipment shortages, or

o    otherwise.

A significant portion of our production relies or occurs on equipment for which we do not have a backup. To alleviate, at least in part, this situation, we remodeled our front-end wafer fabrication facility and our packaging and test facility. We cannot assure you that we will not experience further start- up costs and yield problems in fully utilizing our increased wafer capacity targeted by these remodeling efforts. In addition, we are deploying a new manufacturing execution software system designed to further automate and streamline our manufacturing processes, and there may be unforeseen deficiencies in this system which could adversely affect our manufacturing processes. In the event of any disruption in production by one of these machines or systems, our business and results of operations could be materially adversely affected. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our equipment, loss of whom could affect our ability to effectively operate and service our equipment. We experienced lower than expected production yields on some of our products, including certain key product lines over the past 3 years. This reduction in yields:

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

Our customers are often required to test and qualify laser pump modules, transmitters, and marking systems among other new products for potential volume applications. We cannot assure you that:

o    we or our customers will continue their existing product development efforts, or if continued that such efforts will be successful,

o    markets will develop for any of our technology or that pricing will enable such markets to develop,

o    other technology or products will not supersede our products or our customer's products, or

o    we will be able to qualify products for certain customers or markets.

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

Dependence Upon Government Programs And Contracts

The Company derived approximately 15%, 28%, and 38% of its revenue during the first half of 1999, fiscal 1998, and fiscal 1997, respectively, directly and indirectly from a variety of Federal government sources. The Company received approximately 11%, 14% and 19% of its revenue for the first half of 1999, and fiscal 1998, and fiscal 1997, respectively, from Lockheed Martin through several U.S. government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was derived from Federally-funded programs. Revenue from certain of these Lockheed Martin programs are expected to decrease in the near term.

The demand for certain of our services and products is directly related to the level of funding of government programs. We believe that the success and further development of our business is dependent, in significant part, upon the continued existence and funding of such programs and upon our ability to participate in such programs. For example, Federal programs funded substantially all of our research revenue for 1998, 1997 and 1996. Most of our Federally-funded programs are subject to renewal every one or two years, so that continued work by us under these programs in future periods is not assured. Federally- funded programs are subject to termination for convenience of the government agency, at which point we would be reimbursed for related allowable costs incurred to the termination date.

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

In June 1995, we filed a motion to intervene in the lawsuit filed in August 1993 after Rockwell filed a second lawsuit against us in May, 1995 in California. That motion was granted on August 17, 1995. Upon intervening in the Federal government's lawsuit, we filed an answer to Rockwell's complaint, alleging that:

o    Rockwell's patent was invalid and that we did not infringe Rockwell's patent,

o    Rockwell's patent was unenforceable under the doctrine of inequitable conduct, and

o    Rockwell's action is barred by the doctrines of laches and equitable estoppel.

After extensive discovery, we moved, as did the Federal government, for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in our favor and in favor of the Federal government. However, Rockwell appealed the Court of Federal Claims' decision, and on June 15, 1998, the United States Court of Appeals for the Federal Circuit issued an opinion vacating the judgment that had been entered in our favor and in favor of the Federal government. The US Circuit Court for the Federal Circuit held that the Court of Federal Claims had erred in finding that there were no genuine disputes of material fact concerning the obviousness of the Rockwell patent, and that the resolution of these disputes could not be decided by summary judgement but instead requires a trial. The Federal Circuit:

o    remanded the case back to the trial court for further proceedings, and

o    affirmed the Court of Federal Claims' denial of our motion for summary judgment of invalidity based on anticipation, as well as the Court of Federal Claims' claim construction.

Subsequent to the Federal Circuit's action, the United States agreed to pay Rockwell $16.9 million in settlement of the first lawsuit and the first lawsuit was dismissed by the Court of Federal Claims in January, 1999. We did not participate in the settlement. Since the settlement, the Federal government has not again raised the issue of our potential indemnity obligation to them.

As noted above, we made our decision to intervene in the first lawsuit filed after Rockwell filed the second lawsuit against us in the Northern District of California, alleging that we had infringed the Rockwell patent in connection with our manufacture and sale of products to customers other than the United States. Again, the complaint alleges that we used a fabrication process that infringes the Rockwell patent (Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (US Dist.Ct., N.D. Cal.)). By its complaint, Rockwell seeks a permanent injunction against us to:

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

On August 11, 1995, prior to filing our answer, we filed a motion to stay this action based upon the pendency of the lawsuit brought by the federal government. The District Court granted our motion to stay on September 15, 1995. Subsequent to the settlement of the first lawsuit, the District Court lifted this stay, and discovery re-commenced in the second lawsuit.

Although the Court of Federal Claims ruled in our favor in the first lawsuit, finding the patent invalid on motion for summary judgment, the Court of Appeals for the Federal Circuit reversed the summary judgment ruling, meaning that the issue of validity needed to go to trial. Such a trial would now occur before a jury in California. The California judge also required that a settlement conference between Rockwell and SDL be scheduled in order to see if the parties can resolve the dispute before trial, which conference occurred in the first part of June 1999. The parties were unable to successfully resolve the lawsuit.

Later in June, 1999, Rockwell filed a motion for summary judgement relative to certain patent claims in their patent rights seeking to have the court summarily find us to have infringed those claims, which motion will be vigorously opposed by the Company. The hearing on the motion will be held in September. Regardless of the outcome of the decision of this motion, the company believes that its other defenses in the litigation of patent invalidity, inequitable conduct, laches and equitable estoppel are meritorious and will be pursued at trial.

The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, it could be awarded monetary damages against the Company. While we believe that we have meritorious defenses to Rockwell's allegations, there can be no assurance that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, Rockwell could be awarded substantial monetary damages and/or an injunction against us for the sale of infringing products. If this injunction were entered, we may seek to obtain a license to use Rockwell's patent. We cannot assure you, however, that a license would be available on reasonable terms or at all. The award of monetary damages against us, or the failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on our business and results of operations. Litigation and trial of Rockwell's claim against us is expected to involve significant expense to us and could divert the attention of our technical and management personnel and could have a material adverse effect on our business and results of operations.

In addition, we are involved in various legal proceedings and controversies arising in the ordinary course of our business.

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

Dependence of Proprietary Technology

Our future success and competitive position is dependent in part upon our proprietary technology, and we rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that:

o    any of the over 200 patents, domestic and foreign, owned or approximately 100 patents licensed by us will not be invalidated, circumvented, challenged or licensed to others,

o    the rights granted under the patents will provide competitive advantages to us,

o    any of our approximately 150 pending or future patent applications will be issued with the scope of the claims sought by us, if at all, or

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

International Distribution Risks

Revenues from customers outside of the United States accounted for approximately 34 percent, 24 percent and 17 percent, of our total revenue in the first half of 1999, fiscal 1998 and 1997, respectively. International revenue carries a number of inherent risks, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K/A for the year ended December 31, 1998 have not changed significantly.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGES IN SECURITIES

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     List of Exhibits

                 Exhibit 3.1.3 - Amendment to the Restated Certificate of Incorporation

                 Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

1. The Company filed a report on Form 8-K on June 2, 1999 to report the merger of a wholly-owned subsidiary with and into IOC International plc. on May 18, 1999, which transaction has been accounted for as a pooling of interests.

2. The Company filed a report on Form 8-K on June 29, 1999 to report certain supplemental financial statements of the Company and IOC International plc.

SDL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDL, INC.

(Registrant)

Dated: August 9, 1999

By:	/s/ Michael L. Foster

Michael L. Foster
Vice President, Finance Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)