Form 10-Q
period 1999-09-30
SDL INC
filed 1999-11-03
CIK 934741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

The number of shares outstanding of the issuer's common stock as of October 29, 1999 was 35,366,634.

SDL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998

        Condensed Consolidated Statements of Operations - three and nine months ended September 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows - nine months ended September 30, 1999 and 1998

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

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                    September 30, December 31,
                                                       1999          1998
                                                    ------------  ------------
                                                    (unaudited)       (1)
                         ASSETS
Current Assets:
  Cash and cash equivalents .......................    $206,056       $17,023
  Short-term marketable securities ................      86,293        17,635
  Accounts receivable, net ........................      42,685        23,042
  Inventories .....................................      30,008        21,288
  Prepaid expenses and other current assets .......       3,946         3,875
                                                    ------------  ------------
Total current assets ..............................     368,988        82,863
Property and equipment, net .......................      53,431        39,848
Long-term marketable securities ...................         --          3,552
Restricted cash ...................................         703           722
Note due from related party .......................         488           512
Other assets ......................................       7,178         4,563
                                                    ------------  ------------
Total assets ......................................    $430,788      $132,060
                                                    ============  ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................     $12,165       $10,014
  Accrued payroll and related expenses ............       6,415         2,354
  Income taxes payable ............................       4,157         1,890
  Unearned revenue ................................         125           643
  Current portion of capital leases ...............       1,082         1,098
  Other accrued liabilities .......................       6,319         3,159
                                                    ------------  ------------
Total current liabilities .........................      30,263        19,158

Long-term liabilities:
  Capital leases ..................................         460         1,416
  Notes payable ...................................          --           612
  Other long-term liabilities .....................       4,250         2,668
                                                    ------------  ------------
Total long-term liabilities .......................       4,710         4,696

Commitments and contingencies

Stockholders' equity:
  Preferred stock..................................        --            --
  Common stock.....................................          35            15
  Additional paid-in capital ......................     414,924       138,895
  Accumulated other comprehensive income...........         360           887
  Accumulated deficit, $26.3 million relating
    to the repurchase of common stock in 1992
    and $5.8 million relating to a
    recapitalization in 1992 ......................     (19,469)      (31,551)
                                                    ------------  ------------
                                                        395,850       108,246
  Less common stockholders' notes receivable ......         (35)          (40)
                                                    ------------  ------------
Total stockholders' equity ........................     395,815       108,206
                                                    ------------  ------------
Total liabilities and stockholders' equity ........    $430,788      $132,060
                                                    ============  ============

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

      See accompanying notes.

SDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data - unaudited)

                                        Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
                                       --------------------  --------------------
                                         1999       1998       1999        1998
                                       --------- ----------  ---------- ---------
Total revenue:
  Product revenue.....................  $46,383    $24,498    $124,910   $73,618
  Research revenue....................    1,124      2,460       3,434     8,639
                                       --------- ----------  ---------- ---------
                                         47,507     26,958     128,344    82,257
Cost of revenue:
  Cost of product revenue.............   25,778     15,750      71,808    49,175
  Cost of research revenue............      878      1,748       2,854     6,584
                                       --------- ----------  ---------- ---------
                                         26,656     17,498      74,662    55,759
                                       --------- ----------  ---------- ---------
Gross margin..........................   20,851      9,460      53,682    26,498

Operating expenses:
  Research and development............    5,237      3,200      13,310     9,342
  Selling, general and administrative.    6,527      4,036      18,650    12,019
  Merger costs........................      --        --         2,677       --
  In-process research and development.      --        --         1,495       --
  Amortization of purchased
   intangibles........................      210        193         599       582
                                       --------- ----------  ---------- ---------
Total operating expenses..............   11,974      7,429      36,731    21,943
                                       --------- ----------  ---------- ---------
Operating income .....................    8,877      2,031      16,951     4,555
Interest income, net..................      589        330       1,172       927
                                       --------- ----------  ---------- ---------
Income before income taxes............    9,466      2,361      18,123     5,482
Provision for income taxes............    2,082        251       4,905       723
                                       --------- ----------  ---------- ---------
Net income............................   $7,384     $2,110     $13,218    $4,759
                                       ========= ==========  ========== =========

Net income per share - basic..........    $0.23      $0.07       $0.43     $0.17
                                       ========= ==========  ========== =========

Net income per share - diluted........    $0.22      $0.07       $0.40     $0.16
                                       ========= ==========  ========== =========
Number of weighted average
  shares - basic......................   32,093     28,672      31,043    28,519
                                       ========= ==========  ========== =========
Number of weighted average
  shares - diluted....................   34,146     30,240      33,085    30,179
                                       ========= ==========  ========== =========

      See accompanying notes.

SDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands - unaudited)

                                                           Nine Months Ended
                                                               September 30,
                                                        --------------------
                                                          1999        1998
                                                        ---------  ---------
OPERATING ACTIVITIES:
 Net income............................................  $13,218     $4,759
                                                        ---------  ---------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.....................    8,388      6,470
     In-process research and development...............    1,495         --
     Changes in operating assets and liabilities:
        Accounts receivable............................  (19,524)        37
        Inventories....................................   (7,580)    (3,057)
        Accounts payable...............................    2,020     (1,048)
        Accrued payroll and related expenses...........    4,061        374
        Income taxes payable...........................    2,267       (106)
        Unearned revenue...............................     (518)       221
        Other accrued liabilities......................    3,603     (1,524)
        Long-term liabilities..........................    1,581      1,338
        Other..........................................     (911)     1,234
                                                        ---------  ---------
 Total adjustments.....................................   (5,118)     3,939
                                                        ---------  ---------
Net cash provided by operating activities..............    8,100      8,698
                                                        ---------  ---------
INVESTING ACTIVITIES:
 Acquisition of property and equipment, net............  (21,356)   (10,957)
 Acquisition of the fiber laser business of Polaroid...   (5,055)         --
 Sale (purchase) of marketable securities, net.........  (65,797)     7,729
                                                        ---------  ---------
Net cash used in investing activities..................  (92,208)    (3,228)
                                                        ---------  ---------
FINANCING ACTIVITIES:
 Issuance of stock pursuant to employee stock plans....    9,743      1,609
 Proceeds from issuance of common stock................  266,301         --
 Payments on capital leases............................     (850)      (986)
 Decrease (increase) in restricted cash................        3        (49)
 Payments on  stockholders' note receivable............        5         --
 Payments on notes payable.............................     (898)      (448)
                                                        ---------  ---------
Net cash provided by financing activities..............  274,304        126
                                                        ---------  ---------
Net increase in cash and cash equivalents..............  190,196      5,596
Net cash activity of IOC for the three
  months ended December 31, 1998.......................   (1,163)        --
Cash and cash equivalents at beginning of period.......   17,023      6,170
                                                        ---------  ---------
Cash and cash equivalents at end of period............. $206,056    $11,766
                                                        =========  =========

      See accompanying notes.

SDL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 1999

1. Basis of Presentation and Business Activities

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 and Form 8-K filed with the SEC on June 29, 1999.

The consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiaries, SDL Optics and SDL Integrated Optics. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The third fiscal quarter of 1999 and 1998 ended on October 1, 1999 and October 2, 1998, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

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

The Company merged with IOC International plc. ("IOC") in May 1999 in a pooling of interests transaction. The condensed consolidated financial statements for the three and nine months ended September 30, 1998 have been restated to include the financial position, results of operations and cash flows of IOC. There were no transactions between IOC and the Company prior to the combination and no significant adjustments were necessary to conform IOC's accounting policies. Because of differing year ends, financial information relating to SDL's three and nine months ended September 30, 1998 has been combined with financial information relating to IOC's three and nine months ended June 30, 1998. IOC's net loss for the three months ended December 31, 1998 was not combined with SDL's net income, but rather was included as an adjustment to stockholders' equity in the Company's financial results for the three months ended March 31, 1999. IOC's results of operations for the three and nine months ended September 30, 1999 has been combined with SDL's results of operations for the three and nine months ended September 30, 1999.

In September 1999, the Company issued 3,392,500 shares of common stock, including the underwriters' exercise of their over-allotment option for 442,500 shares, priced at $82.00 per share. Net proceeds to the Company were approximately $266.3 million.

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

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                       Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                      ------------------- -------------------
                                        1999       1998     1999       1998
                                      --------- --------- --------- ---------
   Numerator:
   Net income........................   $7,384    $2,110   $13,218    $4,759
                                      ========= ========= ========= =========
   Denominator:
   Denominator for basic net income
     per share - weighted average
     shares..........................   32,093    28,672    31,043    28,519
   Incremental common shares
     attributable to shares
     issuable under employee stock
     plans...........................    2,053     1,568     2,042     1,660
                                      --------- --------- --------- ---------
   Denominator for diluted net
     income per share adjusted
     weighted average shares and
     assumed conversions.............   34,146    30,240    33,085    30,179
                                      ========= ========= ========= =========

   Net income per share - basic......    $0.23     $0.07     $0.43     $0.17
                                      ========= ========= ========= =========

   Net income per share - diluted....    $0.22     $0.07     $0.40     $0.16
                                      ========= ========= ========= =========

3. Inventories

The components of inventories consist of the following (in thousands):

                             September 30,  December 31,
                                1999           1998
                             ------------   ------------
Raw materials .............      $11,251         $7,849
Work-in-process............       15,293         13,439
Finished Goods.............        3,464              --
                             ------------   ------------
                                 $30,008        $21,288
                             ============   ============

4. Comprehensive Income

Accumulated other comprehensive income presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments, net of the related tax effects. The tax effects for other comprehensive income were immaterial for all periods presented.

Total comprehensive income amounted to approximately $7.7 million for the third quarter 1999 compared to a comprehensive income of $2.5 million for the third quarter of 1998. For nine months ended September 30, 1999, comprehensive income amounted to $13.0 million compared to $5.5 million for the corresponding 1998 period.

5. Segment Reporting

SDL has three reportable segments: communications, research, and printing and materials processing. The communications business unit develops, designs, manufactures and distributes lasers, modulators, drivers, modules and subsystems for applications in the telecom, cable television, satellite and dense wavelength division multiplexing markets. The research business unit conducts research, development or product customization, involving both communications and printing and material processing applications, for Fortune 500 companies, major international customers, smaller domestic and international companies, and multiple Federal government agencies. Research revenue on the Consolidated Statement of Income includes research, development, and product customization conducted by all the segments of the Company. The printing and materials processing business unit develops, designs, manufacturers and distributes lasers and subsystems for applications in the surface heat treating, product labeling, digital imaging, digital proofing, and thermal printing solutions markets.

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

Information about reported segment income or loss is as follows (in thousands):

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Quarter ended Septebmer 30, 1999:
Revenue from external customers...  $32,109      $972     $14,426    $47,507
Amortization......................       78        --         132        210
Segment Operating Income (loss)...   $9,911     ($533)      ($501)    $8,877

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Quarter ended September 30, 1998:
Revenue from external customers...  $13,718    $2,048     $11,192    $26,958
Amortization......................      155        --          38        193
Segment Operating Income .........     $616       $92      $1,323     $2,031

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Nine months ended September 30, 1999:
Revenue from external customers...  $90,751    $3,605     $33,988   $128,344
Amortization......................      234        --         365        599
Segment Operating Income (loss)...  $24,330     ($735)    ($1,772)   $21,823

                                                        Printing
                                  Communica-               and
                                     tion               Material
                                   Products  Research  Processing    Total
                                  ---------- --------- ----------- ----------
Nine months ended September 30, 1998:
Revenue from external customers...  $41,069    $6,166     $35,022    $82,257
Amortization......................      465        --         117        582
Segment Operating Income (loss)...     ($11)     $563      $4,003     $4,555

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                          For the nine months
                                                           ended September 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------- ----------
Operating Income
  Total operating income from operating
     segments...............................              $21,823     $4,555
  Merger costs..............................               (2,677)     --
  In-process R&D and related costs..........               (2,195)     --
                                                       ----------- ----------
Total consolidated operating income ........              $16,951     $4,555
                                                       =========== ==========

6. Mergers & Acquisitions

IOC International plc.

On May 18, 1999, the Company merged with IOC, a United Kingdom-based manufacturer of lithium niobate components for long haul fiber optic transmission systems in a pooling of interests transaction. The Company exchanged 1,130,098 shares of SDL common stock and reserved 116,974 shares for IOC options assumed by the Company. Merger related expenses of $2.7 million were recorded in the second quarter of fiscal 1999. Combined and separate unaudited results of SDL and IOC for the periods prior to the acquisition were as follows (in thousands):

                                         Nine Months Ended September
                                            1999       1998
                                         ---------- ----------
Total revenues:
  Prior to April 1, 1999:..
     SDL...................                $35,730    $76,738
     IOC...................                  1,936      5,519
  Combined results after March 31, 1999..   90,678          --
                                         ---------- ----------
                                          $128,344    $82,257

Net income (loss):
  Prior to April 1, 1999:..
     SDL...................                 $3,010     $8,704
     IOC...................                   (387)    (3,945)
  Combined results after March 31, 1999..   10,595          --
                                         ---------- ----------
                                           $13,218     $4,759

Polaroid's fiber laser business

In February 1999, the Company acquired the fiber laser business of Polaroid for $5.3 million in cash, which includes related transaction costs of $0.1 million. The business acquired included all the physical assets, intellectual property, including the assignment of 38 patents and the licensing of 22 patents in the fiber laser and fiber amplifier area, and the ongoing operation of the fiber manufacturing facilities and fiber laser subsystem. The acquisition was accounted for under the purchase method of accounting. The Company recorded $1.5 million as in-process research and development for development projects that had not yet reached technological feasibility. Intangible assets are being amortized straight-line over a seven year life. In addition, the Company recorded $0.7 million to accrue for certain pre-existing obligations to integrate the fiber laser business. The results of the fiber laser business are not material to the Company's historical consolidated results of operations.

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
                             ============

7. Contingencies

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit in the Northern California Federal District Court against the Company alleging that a Company fabrication process infringed certain patent rights set forth in a patent owned by Rockwell. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages plus costs. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent is invalid. Rockwell's suit was stayed in 1995 pending resolution of another suit, involving the same patent, brought by Rockwell against the Federal government, and in which SDL had intervened. The suit between the Federal government and Rockwell was resolved in January 1999, by way of a settlement payment of $16.9 million from the Federal government to Rockwell. The Company did not participate in the settlement. As a result of that settlement, the suit was dismissed and the stay of Rockwell's suit against the Company was lifted and the California suit was reactivated. Limited discovery has been conducted by the parties in preparation of the case for trial. Rockwell has also filed motions for summary judgement relative to certain patent claims of Rockwell's patent alleging that the Company has infringed and that certain evidence presented by the Company is not applicable, which motions the Company will vigorously oppose in court. The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, it could be awarded monetary damages against the Company. While we believe that we have meritorious defenses to Rockwell's allegations, there can be no assurance that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, Rockwell could be awarded substantial monetary damages and/or an injunction against us for the sale of infringing products. If this injunction were entered, we may seek to obtain a license to use Rockwell's patent until the January 2000 expiration date of the patent. We cannot assure you, however, that a license would be available on reasonable terms or at all. The award of monetary damages against us, including past damages, or the failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on our business and results of operations. Litigation and trial of Rockwell's claim against us is expected to involve significant expense to us and could divert the attention of our technical and management personnel and could have a material adverse effect on our business and results of operations.

Shortly after the aforementioned suit between Rockwell and the Federal government was filed in 1993, the Federal government had notified the Company that if the Federal government were liable to Rockwell, then the Federal government might seek indemnification for a portion of its liability from the Company. Since the Federal government's settlement with Rockwell in January 1999, it has never stated the amount of the Company's alleged indemnity obligation, nor has it repeated its assertion that the Company might have some indemnity obligation to the Federal government.

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

In addition, the Company is involved in other legal controversies arising in the ordinary course of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SDL designs, manufactures and markets semiconductor lasers, fiber optic related products and optoelectronic systems. Since 1996, the Company strategy has strongly focused on providing solutions for optical communications. The Company's optical communications products power the transmission of data, voice and Internet information over fiber optic networks to meet the needs of telecommunications, dense wavelength division multiplexing, cable television and satellite communications applications. During the first nine months of 1999, the Company derived 72% of its revenue from optical communication markets. With the increased focus on commercial communications products, the proportion of SDL's revenue derived from U. S. government related projects has declined from 40% in fiscal 1996 to 11% during the first nine months of 1999. SDL's optical products also serve a wide variety of non-communications applications, including materials processing, printing, medical and scientific instrumentation. From the original products introduced in 1984, the Company has expanded its product offering to over 150 standard products in addition to providing custom design and packaging for OEM customers. The Company's revenue also includes revenue from customer- funded research programs.

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

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The third fiscal quarter of 1999 and 1998 ended on October 1, 1999 and October 2, 1998, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

RESULTS OF OPERATIONS

Revenue. Total revenue for the quarter ended September 30, 1999 increased 76% to $47.5 million compared to $27.0 million in the corresponding 1998 quarter. For the first nine months of 1999, total revenue increased 56% to $128.3 million from $82.3 million reported for the comparable period. Product revenue was $46.4 million and $124.9 million for the third quarter and first nine months of 1999, respectively, which represents increases of 89% and 70% when compared with the corresponding periods in 1998. The increase in product revenue for the third quarter and first nine months of 1999 was primarily due to increased sales of $20.3 million and $52.2 million, respectively, of the Company's fiber optic communication products. Research revenue declined both in dollars and as a percentage of total revenue compared to the third quarter and first nine months of 1998. This downward trend in research revenue is a result of the Company's continued longer-term strategy focus on commercial communication product opportunities. Revenue derived directly or indirectly from U.S. government sources declined to 5% and 11% of total revenue for the third quarter and first nine months of 1999, respectively, compared to 25% and 28% for the corresponding periods in 1998.

Results for the three and nine months ended September 30, 1999 are not considered indicative of the results to be expected for any future period or for the entire year. In addition, there can be no assurance that the market for the Company's products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to achieve historical growth rates.

Gross Margin. Gross margins increased to 44% and 42% for the three and nine months ended September 30, 1999 from 35% and 32% in the comparable 1998 periods. Three factors contributed to the increase in gross margins. These were: (i) a more favorable mix of higher margin fiber optic communication product sales, especially increased shipments of pump lasers for undersea fiber cable, as compared to revenue derived from lower margin U.S. government contracts and non-communication product sales; (ii) increased unit volume resulting in better utilization of fixed costs; and, (iii) reduction of costs related to 980nm pump lasers. These favorable factors were partially offset by warranty provisions and declining average selling prices on certain products due to long-term contract arrangements.

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

Research and Development. Research and development expense was $5.2 million, or 11% of revenue for the quarter ended September 30, 1999 as compared to $3.2 million, or 12% of revenue for the quarter ended September 30, 1998. For the first nine months of 1999, research and development expense was $13.3 million, or 10% of revenue as compared to $9.3 million, or 11% of revenue for the corresponding 1998 period. The increase in research and development spending is primarily due to increased expenditures associated with the continued development and enhancement of the Company's fiber optic communication products.

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

Selling, General and Administrative. Selling, general and administrative (SG&A) expense was $6.5 million, or 14% of revenue for the quarter ended September 30, 1999 as compared to $4.0 million, or 15% of revenue for the quarter ended September 30, 1998. The increase in SG&A spending was primarily due to the following: (i) higher personnel-related costs to support the growth in revenues and operations; (ii) increased professional service expenses; and, (iii) expansion of the information systems infrastructure to manage the Company's growth. For the first nine months of 1999, SG&A expense was $18.7 million as compared to $12.0 million for the corresponding 1998 period. SG&A expense, as a percentage of revenue, was 15% for both periods. SG&A spending increased during the first nine months of 1999 primarily due to continued expansion of the Company's business and personnel and the implementation of the Company's new enterprise resource planning software. There can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

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

Merger Costs. In the quarter ended June 30, 1999, the Company recorded merger related costs of $2.7 million in connection with the acquisition of IOC in a transaction accounted for as a pooling of interest. The costs incurred related primarily to printing, filing fees and professional fees for legal and accounting services.

Interest Income, net. Net interest income for the three and nine months ended September 30, 1999 was $0.6 million and $1.2 million, respectively, compared to $0.3 million and $0.9 million for the corresponding 1998 periods. The increase in interest income was primarily due to the interest earned on interest bearing securities purchased with proceeds from the Company's September 1999 stock offering.

Provision for Income Taxes. The Company recorded a provision for income taxes of $4.9 million and $0.7 million for the nine months ended September 30, 1999 and 1998, respectively. Excluding the impact of the in-process research and development charge and IOC merger costs in 1999, the effective tax rate for the first nine months of 1999 was 22%, compared to 13% for the first nine months of 1998. In 1998, the Company benefited from previously unrecognized tax loss carryforwards, generated from a 1997 legal settlement, which reduced the federal and state provisions to minimum tax levels offset partially by unbenefited foreign tax losses generated. The increase in the 1999 tax rate is primarily attributable to the Company's utilization of the remainder of federal and state tax loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's combined balance of cash, cash equivalents and marketable securities was $292.3 million. Cash provided by operating activities is primarily the result of net income, non-cash expenses for depreciation and amortization, and increases in accrued payroll and accrued liabilities offset by increases in accounts receivable and inventory.

Cash used in investing activities was $92.2 million in the nine months ended September 30, 1999. The Company incurred capital expenditures of $21.4 million for facilities expansion and capital equipment purchases to expand its manufacturing capacities for its fiber optic communication products. The Company currently expects to spend approximately $9 million for capital equipment purchases and leasehold improvements during the remainder of 1999. During the first nine months of 1999, the Company invested excess net cash of $65.8 million in short term investments. In addition, the Company acquired Polaroid's fiber laser business during the first quarter of 1999 which resulted in cash payments of $5.1 million.

The Company generated $274.3 million from financing activities during the first nine months of 1999 primarily from the issuance of stock under employee stock plans and a public offering of the Company's common stock, offset by capital lease and notes payable payments.

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

As newer, more functional software solutions were currently available and were Year 2000 compliant, the Company has concluded that the conversion to enterprise resource planning software programs supporting the Company's manufacturing, finance, distribution / logistics and human resource operations was more cost effective. The conversion project was completed during the quarter ended June 30, 1999.

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

SDL is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compatible or to monitor their progress toward year 2000 compatibility. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems. It is expected that assessment, remediation and contingency planning activities will be on- going throughout the fourth quarter of 1999 with the goal of resolving all material internal systems and third party issues. The costs incurred to date related to these programs are approximately $3.9 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will total approximately $4.2 million, which includes $2.6 million for the purchase of new software and hardware that will be capitalized and $1.6 million that will be expensed as incurred. The Company expects that operating activities will fund these year 2000 remediation costs. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The costs of these projects and dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. Any failure to timely, successfully and cost-effectively assess, identify, remediate and resolve the Company's year 2000 issues, including those regarding its own as well as suppliers' and third parties' internal systems, products, services and contingency plans, may have a material adverse effect on the Company's business and results of operations and could expose us to year 2000 related litigation and claims. The Company is continuing its efforts to ensure year 2000 readiness, and there is risk that there may be new year 2000 issues not identified above and significant delays in or increased costs associated with such efforts which could have a material adverse effect on the Company's business and results of operations.

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, plans, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding research and development expenditures, the ability to realize the benefit of net deferred tax assets, capital equipment purchases and leasehold improvement expenditures, the Company's year 2000 plans, the impact and expenses of year 2000 issues, completion of assessment and remediation of year 2000 issues, future liability related to year 2000 issues, the Company's year 2000 readiness, and the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks discussed above in the MD&A, particularly the risks related to the year 2000 problem, and the factors detailed below. You should also consult the risk factors listed in the Company's Registration Statement on Form S-4 filed with the SEC on April 2, 1999, as amended, and from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K, 10-K/A and Annual Reports to Stockholders.

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

Because we manufacture, package and test these components, products and systems at our own facility, and because these components, products and systems are not readily available from other sources, our business and results of operations will be significantly impaired if our manufacturing is interrupted by any of the following:

o    shortages of parts or equipment,

o    equipment failures,

o    poor yields,

o    fire or natural disaster,

o    labor or equipment shortages, or

o    otherwise.

A significant portion of our production relies or occurs on equipment for which we do not have a backup. To alleviate, at least in part, this situation, we remodeled our front-end wafer fabrication facility and our packaging and test facility. We cannot assure you that we will not experience further start-up costs and yield problems in fully utilizing our increased wafer capacity targeted by these remodeling efforts. In addition, we are deploying a new manufacturing execution software system designed to further automate and streamline our manufacturing processes, and there may be unforeseen deficiencies in this system which could adversely affect our manufacturing processes. In the event of any disruption in production by one of these machines or systems, our business and results of operations could be materially adversely affected. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our equipment, loss of whom could affect our ability to effectively operate and service our equipment. We experienced lower than expected production yields on some of our products, including certain key product lines over the past 3 years. This reduction in yields:

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

We believe that rapid customer acceptance and qualification of our new products is key to our financial results. In the communications market qualification is an especially costly, time consuming and difficult process. A substantial portion of our products address markets that are not now, and may never become, substantial commercial markets. We have experienced, and are expected to continue to experience, delays in qualification, fluctuation in customer orders and competitive, technological and pricing constraints that may preclude development of markets for our products and our customers' products.

We and our customers are often required to test and qualify laser pump modules, modulators, amplifiers, transmitters, and marking systems among other new products for potential volume applications. In the communications market qualification is an especially costly, time consuming and difficult process. We cannot assure you that:

o    we or our customers will continue their existing product development efforts, or if continued that such efforts will be successful,

o    markets will develop for any of our technology or that pricing will enable such markets to develop,

o    other technology or products will not supersede our products or our customer's products, or

o    we or our customers will be able to qualify products for certain customers or markets.

We may also be unable to develop or qualify new products on a timely schedule. Moreover, even if we are successful in the timely development of new products that are accepted in the market, we often experience lower margins on these products. The lower margins are due to lower yields and other factors, and thus we may be unable to manufacture and sell new products at an acceptable cost so as to achieve acceptable gross margins.

Need To Manage Growth

We have on occasion been unable to manufacture products in quantities sufficient to meet demand of our existing customer base and new customers. The expansion in the scope of our operations has placed a considerable strain on our management, financial, manufacturing and other resources and has required us to implement and improve a variety of operating, financial and other systems, procedures and controls. In addition, we have currently deployed a new enterprise resource planning system and manufacturing execution system.

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

o    retain the employees required to successfully operate and grow the business, or

o    be able to improve or even maintain the operating results of such businesses.

Failure to do so could significantly impair our business, financial condition and results of operations and a have a material adverse effect on our business and results of operations.

Dependence Upon Government Programs And Contracts

The Company derived approximately 11%, 26%, and 34% of its revenue during the first nine months of 1999, fiscal 1998, and fiscal 1997, respectively, directly and indirectly from a variety of Federal government sources. The Company received approximately 8%, 13% and 17% of its revenue for the first nine months of 1999, and fiscal 1998, and fiscal 1997, respectively, from Lockheed Martin through several U.S. government and commercial programs. Almost all of the Company's revenue from Lockheed Martin during these periods was derived from Federally- funded programs. Revenue from certain of these Lockheed Martin programs are expected to decrease in the near term.

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

Subsequent to the Federal Circuit's action, the United States agreed to pay Rockwell $16.9 million in settlement of the first lawsuit and the first lawsuit was dismissed by the Court of Federal Claims in January 1999. We did not participate in the settlement. Since the settlement, the Federal government has not again raised the issue of our potential indemnity obligation to them.

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

Later in June 1999, Rockwell filed a motion for summary judgement relative to certain patent claims in their patent rights seeking to have the court summarily find us to have infringed those claims, which motion will be vigorously opposed by the Company. The hearing on the motion was held in October. No decision on the issues has been made. Regardless of the outcome of the decision of this motion, the Company believes that its other defenses in the litigation of patent invalidity, inequitable conduct, laches and equitable estoppel are meritorious and will be pursued at trial.

The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, it could be awarded monetary damages against the Company. While we believe that we have meritorious defenses to Rockwell's allegations, there can be no assurance that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, Rockwell could be awarded substantial monetary damages and/or an injunction against us for the sale of infringing products. If this injunction were entered, we may seek to obtain a license to use Rockwell's patent until the January 2000 expiration date of the patent. We cannot assure you, however, that a license would be available on reasonable terms or at all. The award of monetary damages against us, including past damages, or the failure to obtain a license to use Rockwell's patent on commercially reasonable terms could have a material adverse effect on our business and results of operations. Litigation and trial of Rockwell's claim against us is expected to involve significant expense to us and could divert the attention of our technical and management personnel and could have a material adverse effect on our business and results of operations.

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

Dependence of Proprietary Technology

Our future success and competitive position is dependent in part upon our proprietary technology, and we rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that:

o    any of the over 200 patents, domestic and foreign, owned or approximately 125 patents licensed by us will not be invalidated, circumvented, challenged or licensed to others,

o    the rights granted under the patents will provide competitive advantages to us,

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

Litigation of this type has resulted in substantial costs and diversion of resources and could have a material adverse effect on our business and results of operations. Moreover, we may be required to participate in interference proceedings to determine the propriety of inventions. These proceedings could result in substantial cost to us. International Distribution Risks

Revenues from customers outside of the United States accounted for approximately 37 percent, 27 percent and 25 percent, of our total revenue in the first nine months of 1999, fiscal 1998 and 1997, respectively. International revenue carries a number of inherent risks, including:

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

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     List of Exhibits

                 Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

        Not applicable

SDL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDL, INC.

(Registrant)

Dated: November 2, 1999

By:	/s/ Michael L. Foster

Michael L. Foster
Vice President, Finance Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)