Form 10-K
period 1999-12-31
SDL INC
filed 2000-03-30
CIK 934741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [X] Yes       [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 23, 2000, as reported by Nasdaq was $15,992,993,654. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 23, 2000 the registrant had outstanding 72,748,983 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference from Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

SDL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Impact of Year 2000

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

SDL, INC.

PART I

ITEM 1. BUSINESS

Introduction

SDL, Inc. is a world leader in providing solutions for optical communications and related markets. Our products power the transmission of data, voice, and Internet information over fiber optic networks to meet the needs of telecommunication, dense wavelength division multiplexing (DWDM), cable television and metro communications applications. Our solutions enable customers to meet the need for increasing bandwidth by expanding their fiber optic communication networks more quickly and efficiently than by using conventional electronic and optical technologies.

SDL, Inc. was established in 1983 as a joint venture between Xerox and Spectra-Physics to develop and commercialize semiconductor laser technology. SDL management led a group to buy-out the joint venture partners in 1992, and the Company went public in 1995. We have always been technology-driven, leading the deployment of semiconductor laser technology into a wide variety of applications including fiber optic and satellite communications and printing and material processing products. We have a technical staff, including over sixty PhDs, representing one of the largest investments in core technology in the photonics industry. From the original products introduced in 1984, we have expanded our product offering to over 150 standard products. By 1995, we recognized that our core technical strengths of high reliability and high power were particularly well suited to the growing market opportunity in fiber optic communications. Since the acquisition of Seastar Optics in 1995, our strategy has increasingly focused on providing solutions for optical communications. The demand for DWDM solutions accelerated significantly in 1999 due to the technology's unique ability to expand network bandwidth and provide much faster transmission of data, voice and video signals. With the qualification of the Company's new wafer fabrication facility in the first half of 1998 and expansion of yields and assembly and test capacity in 1999, the Company was able to successfully ramp capacity and achieve significant revenue growth. Revenue from fiber optic communications products increased by 179 percent in 1999 compared to 1998. SDL products were also able to capture a strong position in the undersea fiber optic communications market, where Company revenue increased from less than 1 percent of total revenue in 1998 to 30 percent of total revenue in the fourth quarter of 1999.

Company Strategy

Our objective is to be the customer's first choice for optoelectronics products by providing high levels of customer satisfaction, in terms of technology, value, quality, delivery and service. Our strategy focuses on four key elements: technology leadership, expanding manufacturing capacity, customer partnerships and strategic acquisitions.

Technology Leadership:

We believe that our strong competitive position is attributable in large part to our technology leadership. With over 200 patents owned and over 170 patents pending, and with over sixty PhDs on staff, our proprietary photonics technology base has expanded rapidly in the past several years. We plan to leverage our strong technology base in high power, high reliability and wavelength stabilization to maximize market share in the pump laser area, for terrestrial, undersea and cable/metro applications, and to continue to expand into other DWDM product areas. We believe that there is an excellent match between our core technical strengths and the growing requirements for advanced component and integrated module products to enable higher channel count and higher data rate DWDM systems. Through both internal product development and acquisition of advanced products developed by others, we intend to provide a wide variety of technically differentiated solutions to the optical communications needs of our broad customer base.

Expand Manufacturing Capacity:

Communication equipment manufacturers are increasingly demanding higher volumes of components with shorter delivery lead times, higher quality and reliability, and lower prices. Accordingly, in 1999 we completed programs to significantly expand manufacturing capacity, improve yields and reduce unit costs in key product areas. Bellcore-qualified wafer fabrication capacity is in place in San Jose, California to meet expected product demand. We doubled our semiconductor laser diode assembly and test floor space at our Santa Clara, California facility. Additionally, we constructed a new 50,000 square foot pump module packaging facility in Victoria, British Columbia, Canada, which, together with efficiency improvements is expected to triple our pump module packaging capacity. With acquisitions and expansions in the United Kingdom and domestically, modulator and fiber capacity have also increased. Due largely to improved yields in manufacturing, we were able to continue reducing costs of certain volume products in 1999 and this contributed to the overall increase in gross margins by 8.4 percentage points from 1998.

During the coming year, in order to continue to enhance our manufacturing capacity we are focusing on improving our manufacturing efficiencies to reduce the cost and increase the quantity and quality of our products. These planned improvement efforts involve both enhancement and optimization of existing manufacturing techniques and development of new, more automated manufacturing solutions and the establishment of new manufacturing facilities.

Customer Partnerships:

Partner with Leaders. Our growth is a function of our contracts and partnerships with industry leaders. We strive to be the market share leader in each of the product segments in which we compete, and seek partnerships with the largest customers in each segment. Typically, such major system business leaders are attracted by our technical leadership at the component and subsystem level. During 1999, we entered into an exclusive four-year agreement to supply Alcatel with 980 nanometer (nm) laser chips and fiber Bragg gratings for use in that company's pump modules for undersea applications. We also signed a three-year contract to supply similar chips to another major undersea pump module supplier. We signed agreements to supply Corning and JDS Uniphase, two of the world's largest manufacturers of erbium-doped fiber amplifiers used in DWDM network applications, with 980 nm pump modules. We strengthened our relationship with Nortel, one of the leaders in the DWDM arena. We are continuing to expand our worldwide sales and marketing organization with a goal of providing superior solutions and service, to customers, such as Agilent, Corning, Fujitsu, Lucent, Mistsubishi, Pirelli - Cisco , Siemens, and Tyco.

Increase International Revenue. We believe that significant growth in the communications equipment market will occur outside the United States as a result of deregulation and the need of many foreign countries to substantially expand or enhance their communications services. Our strategy is to expand our international presence by increasing our international sales and marketing resources, leveraging our existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions. Revenues from customers outside of the United States accounted for approximately 41 percent, 27 percent and 25 percent, of our total revenue in fiscal 1999, 1998 and 1997, respectively.

Strategic Acquisitions:

Because of the dynamic nature of the communications equipment industry, we have sought and intend to continue to seek acquisitions and alliances that will: (i) add key technologies that can leverage across our businesses, (ii) broaden our product offerings, and (iii) expand market opportunities. We have a successful track record of integrating and leveraging acquisitions, as we did with Seastar Optics. More recently, our acquisition in early 1999 of Polariod's Specialty Fiber Business, a manufacturer of rare earth doped fiber for amplifiers and fiber lasers was the original source of our Raman amplifier patents. Our acquisition of IOC International plc., a United Kingdom-based provider of very high speed (2.5 and 10 gigabits per second) modulators and other lithium niobate products designed for use in long-haul optic transmission systems, enabled us to expand beyond providing fiber optic amplifier products into the broader arena of transmitter products as well.

In March 2000, we acquired Queensgate Instruments, Ltd. and expect to close the acquisition of Veritech Microwave, Inc. in April 2000.

Queensgate is a leading supplier of embedded optical network monitoring products. Their products are used to monitor the power and performance of DWDM systems. The core of their optical technology is a precision tunable filter based on nanopositioning technology. Queensgate's customers are the major telecommunications systems manufacturers worldwide where their products are integrated into high channel count fiber optic transmission systems.

Veritech is a leading supplier of high-speed transmission and receiver electronics for fiber optic networks. Their products interface between the electronic multiplexer and the optical components and consist of external modulator drivers and digitizers on the transmit side and limiting amplifiers, digitizers, low pass filters, clock recovery electronics and optoelectronic receivers on the receive end of the DWDM system. Historically, most of Veritech's business has been in supplying the undersea market with electronics that accommodate OC-48, OC-96 and OC-192 rates. As the data rates and transmission spans increase for terrestrial systems, the demand for Veritech's products has gone beyond that of traditional undersea equipment manufacturers to include some of the long haul terrestrial equipment suppliers.

Products and Markets

We derive revenue from two principal markets: fiber optic communications and industrial laser products.

Fiber Optic Communications

The advent of the Internet as a communications medium has dramatically increased business and consumer demand for high speed, reliable access to data and, as a result, has placed considerable stress on existing communication networks. Dense wavelength division multiplexing (DWDM) technology is providing the solution to meet the network bandwidth demand of the Internet. DWDM dramatically increases the amount of information that can be transported across fiber optic networks. It is very costly to install fiber cabling for long distance communication. Once cable is installed, therefore, there is a great incentive to utilize it to the greatest extent possible, rather than having to install additional cable. Rather than transmitting a single light signal over a fiber (as was historically done), with DWDM several different light signals each at a different wavelength, are combined (multiplexed) and transmitted over the fiber simultaneously. At the output end of the fiber cable, the various signals can be separated (demultiplexed) because each signal is at a slightly different wavelength. With technological improvements, the number of different wavelengths (or channels) that can be transmitted simultaneously continues to increase, from 16 to 40 to 80 to over 200.

The optical amplifier was a major advance in photonics. With the ability to amplify a photon without taking it to an electrical level for amplification, the optical amplifier significantly reduced the cost of fiber networks. An Erbium doped fiber amplifier (EDFA) is essentially a special piece of optical fiber that is seeded or "doped" with the rare earth element Erbium. Erbium is used because when excited, it amplifies light in the low loss 1550nm range, which is the broad spectral range used in fiber optical signal transmission. EDFAs exhibit superior noise figure performance when pumped by 980 nm lasers. This means longer span distances can be designed between repeater amplifiers meaning fewer amplifiers are required for a given link distance, resulting in lower network cost.

Erbium-Doped Fiber Amplifiers. We supply Erbium-Doped Fiber Amplifiers (EDFA) that are designed for OEM integration into high performance analog or digital communications systems. Our EDFAs offer exceptional output power and noise performance. A single connector access to all leads of the internal optoelectronics allows users to integrate the EDFA with their own control, management and alarm electronics.

Pump Lasers. We supply high power 980nm single mode pump lasers to provide power to optical amplifiers used in terrestrial and undersea fiber optic systems. As new high power DWDM optical amplifier technology has developed, we have introduced pump lasers to meet the needs of this emerging technology. Our lasers can deliver the high optical power levels required for DWDM amplifiers. We also manufacture multi-mode pump lasers which are utilized in very high power fiber amplifiers.

Pump Modules. We supply 980nm pump modules that lead the industry in output power and use fiber Bragg grating technology to stabilize the pump module. Grating stabilization delivers superior wavelength stability and enables precise wavelength specification. Both of these performance characteristics are increasingly important as channel density increases in EDFAs for DWDM networks.

Raman amplifiers. During 1999, we introduced a Raman amplifier pump module that won the Laser Focus World Optical Product of the Year Award. Raman amplifiers differ from conventional EDFAs in that they use installed optical fiber as the amplificiation medium rather than erbium- doped fiber. A continuous-wave (CW) laser signal is launched from the receiver end of the fiber toward the source, turning the full transmission length into an amplifier. These amplifiers, designed to work in both the 1310nm and 1550nm windows, offer higher power potential and lower crosstalk potential than EDFAs. Making ever more powerful EDFAs may not be a viable long-term option, since the increased power induces four-wave mixing (FWM), a source of crosstalk. Raman amplifiers complement EDFAs, since they can be used from the receiver end and do not create a power boost that would create unacceptable FWM. These Raman modules can also be used to remotely pump optical amplifiers located as far as 100 km offshore in undersea networks or directly connect two nearby points without the need for any undersea EDFA, resulting in lower deployment and operating costs, high system reliability and increased network bandwidth.

External Modulators and Drivers. With our acquisition of IOC International in May 1999, we expanded into the transmission sector of DWDM systems with lithium niobate external modulators and drivers. The use of external modulation enables very high channel count systems and very long propagation distances. The worldwide demand for lithium niobate modulators and drivers is expected to grow significantly as transmission systems continue to move to 10 GB/s and higher data rates.

Industrial Products

The tremendous growth of the fiber optic market has tended to overshadow the non-communications applications where our semiconductor lasers, fiber lasers and laser-based systems have historically enjoyed success. It is important to note, however, that revenues from these segments of our business grew at 9 percent in 1999. These markets include such applications as printing and materials processing.

Printing. Thermal printing currently represents our largest non- communications product line. Our laser diodes and fiber lasers serve as heat sources or light sources in high quality printing systems. Our fiber-coupled laser diodes enable customers to write high-resolution color images directly from computer files onto a printing press plate or film, thus eliminating a number of processing steps and resulting in significant cost savings for commercial printers. We also offer a line of fiber lasers for thermal printing applications. These are optical fibers that are pumped with high reliability semiconductor lasers. Printing customers are attracted to our fiber lasers because of their high optical power and good beam quality. In the printing marketplace, digital proofing systems that develop full-color glossy prints without traditional film negatives employ our laser solutions. And by incorporating our innovative high-power laser solutions with industry advances in media and plate design, printers can go directly from the computer image plates, resulting in significant savings in time and money. In 1999, we announced the acquisition of the Polaroid's fiber laser business, which included the assignment of more than three dozen patents and the ongoing operation of existing fiber manufacturing facilities. The advanced technology and strong base of intellectual property we acquired complements our core competencies.

Material Processing. Lasers are used in a variety of material processing applications, including welding, cutting, soldering, heat treating and marking. We provide high power semiconductor lasers and fiber laser-based systems for certain of these applications. In the market for laser marking systems, our laser pumped products are generally smaller, more reliable and more efficient than competing lamp- pumped systems. Other laser pump products provide optical power to manufacturers of solid state lasers for material processing.

Sales and Marketing

We market our products through product line specific direct sales forces headquartered in San Jose, California. We also maintain technical support in the United Kingdom, Canada and Japan. In addition, we sell our products through distributors in Europe, Japan and Southeast Asia and a worldwide network of representatives.

We seek partnerships with the largest customers in each segment in which we compete. We believe that the key elements in attracting and maintaining such partners are superior technology, value, quality, delivery and service, which we strive to provide. Selected customers for communications products include Agilent, Alcatel, Antec, Corning, Fujitsu, JDS Uniphase, Lucent, Mitsubishi, Nortel, Pirelli - Cisco, Siemens, and Tyco. Selected customers for industrial laser products include Kodak, Polaroid, Phillips Semiconductor, and Seagate.

In support of our selling effort, we conduct marketing programs intended to position and promote our products within the communication industry. Marketing personnel coordinate our participation in trade shows and design and implement our advertising efforts. In addition, the marketing group gathers and maintains market research and tracks industry trends and developments in order to anticipate customer needs for new products and develop pricing strategies.

Research and Development

During 1999, 1998 and 1997, we incurred $19.0 million, $12.7 million and $11.3 million respectively, of research and development expense. In addition, we recorded cost of sales on customer-funded research contracts of $3.8 million, $7.5 million and $11.6 million in 1999, 1998 and 1997, respectively.

We are currently developing new and enhanced communication pump lasers and modules, lithium niobate modulators and drivers, Raman amplifiers, fiber lasers and fiber amplifiers and expanding our manufacturing capability for these products. Once the design of a product is complete, our engineering efforts shift to enhance both the performance of that product and our ability to manufacture it at higher volumes and at lower cost. For the communications marketplace, we continue to increase the power output of our pump lasers and modules. In addition, higher performance modulators and amplifiers are under development. For example, we recently announced a new generation of pump modules for use in EDFAs. These new high power pump modules will be used in DWDM fiber optic networks to satisfy the projected increase in demand for higher channel count and longer transmission distance. The new pump module will use our new 6540 pump laser chip that has operated at over 500 mW of optical power, and an advanced fiber coupled package with reduced dimensions that has improved thermal performance. The combination of new chip technology and new packaging techniques allows the introduction of module power levels to 300 mW.

We have successfully introduced what we believe to be leading edge products and we have received numerous new product awards. There can be no assurance that we will succeed in identifying new product opportunities, or in developing and bringing to market any such new products, or that we will be able to respond effectively to technological advances by others. There also can be no assurance that our markets will accept our new products. Moreover, the end markets for the our new standard products are subject to rapid technological change and there can be no assurance that as such markets change, our product offerings will remain current.

Manufacturing

We manufacture our products at our facilities in San Jose and Santa Clara, California, Victoria, British Columbia, Canada, Cambridge, Massachusetts, and Witham, United Kingdom. Our manufacturing operation is vertically integrated and has capabilities in computer-aided chip and package design, wafer fabrication, wafer processing, device packaging, hybrid microelectronic packaging, printed circuit board testing, and final assembly and testing. Many of the functions within our manufacturing operation are computer monitored or controlled, in order to enhance reliability and yield. Customer expectations for innovative product solutions, high volume capacity, high quality and on-time delivery require flexible manufacturing processes. Therefore, we employ flexible manufacturing techniques, allowing us to switch readily, reliably and efficiently from one product to another. We believe that our flexible manufacturing capability along with our proprietary processes and designs differentiate us from our competitors.

Our semiconductor laser and fiber optic products are fabricated using many proprietary processes and customized manufacturing equipment. Therefore, we perform almost all steps in the manufacturing of the semiconductor lasers. Any interruption in manufacturing resulting from shortages of parts or equipment, earthquake, fire, equipment failures, yield fluctuations or otherwise could have a material adverse effect on our business and results of operations. In particular, a significant portion of our production relies or occurs on equipment for which we do not have a backup. See "Factors Affecting Earnings and Stock Price -- Manufacturing Risks" and "Factors Affecting Earnings and Stock Price -- Need to Manage Growth". Outside contractors and suppliers are used to provide raw materials, packages and standard components, and to assemble printed circuit boards. We depend on a single or a limited number of suppliers. We generally purchase these single or limited source products through standard purchase orders or one-year agreements. We seek to maintain a sufficient safety stock to overcome shipping delays or supply interruptions by our suppliers. We also endeavor to maintain ongoing communications with our suppliers to guard against interruptions in supply and, to date, generally (although not always) been able to obtain sufficient supplies in a timely manner. Operating results could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable alternate parts, receipt of defective parts or contaminated materials, an increase in pricing of such parts, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures. See "Factors Affecting Earnings and Stock Price -- Dependence on Single Source and Other Third Party Suppliers."

We intend to increase our level of manufacturing automation and expand into additional facilities as required. In 1999, we expanded our assembly and test floor space in Santa Clara, California from approximately 50,000 square feet to approximately 100,000 square feet. In addition, we completed construction of a new 50,000 square foot pump module packaging facility near Victoria, British Columbia, Canada.

Environmental Regulations

We are subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. We have established an environmental and safety compliance program to meet the objective of applicable federal, state and local laws. Our compliance program is administered by our environmental and safety department that includes monitoring, measuring and reporting compliance, establishing safety programs and training our personnel in environmental and safety matters. There can be no assurance that changes in or failure to meet regulations or laws will not have an adverse economic effect on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits or operate within regulations for, control the use of, or adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations could subject us to substantial liability, require costly changes in to our manufacturing processes or facilities or cause our operations to be suspended.

Backlog

As of December 31, 1999, our backlog was approximately $66.6 million. Orders constituting our backlog are subject to delivery rescheduling, price renegotiations and cancellation at the option of the buyer; therefore, our backlog at any particular date is not necessarily indicative of actual revenue for any succeeding period. A significant portion of our business, in line with that of much of the communications industry, is characterized by short lead-time orders and quick delivery schedules.

Competition

Our various markets are highly competitive. We face current or potential competition from four primary sources:

  direct competitors,

  potential entrants,

  suppliers of potential new technologies, and

  suppliers of existing alternative technologies.

We offer a range of components, products and systems and have numerous competitors worldwide in various segments of our markets. As the markets for our products grow, new competitors have recently emerged and are likely to continue to do so in the future. We also sell products and services to companies with which we presently compete or in the future may compete and certain of our customers have been or could be acquired by, or enter into strategic relations with our competitors. In most of our product lines, our competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

We have numerous competitors worldwide in each of our operating segments. In communications, competitors include JDS Uniphase, Corning, Ortel, Lucent, Nortel, and Furukawa. In industrial lasers, competitors include Spectra-Physics, Coherent, Sony and Sanyo. We also sell our products to current competitors and companies with the capability of becoming competitors. Mergers or joint ventures of our customers with our competitors have occurred in the past and could occur in the future causing the loss of revenues. If the markets for our products continue to grow, new competitors are likely to emerge and present competitors may increase their market share. See "Factors Affecting Earnings and Stock Price - Competition."

Intellectual Property

We have been a leader in the development of new technologies in the optoelectronics field and as such, have actively sought to patent our inventions. We frequently review our inventions and attempt to determine which inventions will provide substantial differentiation, or represent substantial advancement, between our products and those of our competitors. In certain cases, we may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in our manufacturing processes. We have entered into non-disclosure agreements to protect our proprietary technology with our employees and consultants, and in some instances, with our suppliers and customers.

To date, we own over 200 patents, domestic and foreign, on devices, processes, packages and systems. Over 170 additional patent applications are pending. We also have a royalty-free license to approximately 95 Xerox U.S. patents. We also have five royalty-bearing licenses under which we license additional patents from third parties. Management believes that the breadth of its issued and pending patents and licenses will allow us to compete effectively in our present and future businesses. However, because of rapid technological developments in the communications, electronics, optics and semiconductor industries and the broad and rapidly developing patent coverage, the patent position of any manufacturer, including us, is subject to uncertainties and may involve complex legal and factual issues. Consequently, we may encounter patents from other parties which may require licensing or may keep us from designing, manufacturing or selling certain products, or using certain processes and could materially adversely effect our results of operations (See "Factors Affecting Earnings and Stock Price, Risk of Patent Infringement Claims).

Due to collaborative efforts with others, some of our pending patent applications or issued patents are filed under undivided joint ownership. Some of our patents have been licensed to others including our competitors. Approximately 25 of our issued patents and pending applications were developed under Federal government funding and contain a provision for a non-exclusive, royalty-free license for Federal government use.

We participate in research or product development consortia in which we have agreed to grant other partners or consortia members, along with the Federal government, a non-exclusive license to technologies developed with consortia funding. Some of these cross-license grants are royalty- free while others provide for market rate license fees. In certain situations, these consortia require us to invest our own research and development funds to match Federal government funds.

Employees

As of December 31, 1999, we employed 998 people, including 683 in manufacturing, 191 in engineering, research and development, 50 in sales and marketing, and 74 in general and administrative capacities. We also employ, from time to time, a number of temporary employees and consultants on a contract basis. As of December 31, 1999, we employed 113 such people. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future. Forward-looking statements include statements regarding: (1) the Company's plans to leverage its technology base in high power, high reliability and wavelength stabilization to maximize market share in the pump laser area; the growing requirements for advanced component and integrated module products; the Company's intention to provide a wide variety of technically differentiated solutions; demand for higher volumes of components; the Company's ability and plans to improve yields, increase manufacturing efficiencies, reduce unit costs and increase the quantity and quality of its products; the Company's plans to triple pump module packaging capacity at its Victoria, British Columbia, facility; the Company's planned improvement efforts; the Company's striving to be the market share leader; the Company's continued expansion of its sales and marketing organization; growth in the communications equipment market outside the U.S.; the expansion of the Company's international presence; future acquisitions and alliances; the Company's development and enhancement of new and existing pump lasers and modules and other laser products; the demand for lithium niobate modulators and drivers is expected to grow significantly as transmission systems continue to move to 10 GB/s and higher data rates; the Company's plans to provide a wide variety of customer solutions; the Company's ability to increase manufacturing and expand its facilities; and backlog, all under Item 1 hereof; (2) the adequacy of the Company's existing facilities, under Item 2 hereof; (3) commitment of resources to product development; future research and development expenses; expected effective tax rate in future years; sufficiency of future taxable income to realize certain tax benefits; future capital expenditures; sufficiency of the Company's available cash and future foreign exchange gains and losses, all under Items 7 or 7a hereof. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward- looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K and the Company's Annual Reports to Stockholders.

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

  shortages of parts or equipment,

  equipment failures,

  poor yields,

  fire or natural disaster,

  labor or equipment shortages, or

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

  adversely affected gross margins,

  delayed component, product and system shipments, and

  to a certain extent, delayed new orders booked.

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

  changing our shift schedules and equipment coverage,

  hiring and training new personnel,

  acquiring new equipment, and

  expanding our facilities and capabilities.

Difficulties in starting production to meet expected demand and schedules have occurred in the past and may occur in the future including the following:

  quality problems could arise, yields could fall, and gross margins could be reduced during such a ramp, or cost reductions in manufacturing are required to avoid a drop in gross margins for certain products sold to customers receiving volume pricing.

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

  a stoppage or delay of supply,

  substitution of more expensive or less reliable parts,

  receipt of defective parts or contaminated materials, and

  an increase in the price of such supplies or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.

Competition

Our various markets are highly competitive. We face current or potential competition from four primary sources:

  direct competitors,

  potential entrants,

  suppliers of potential new technologies, and

  suppliers of existing alternative technologies.

We offer a range of components, products and systems and have numerous competitors worldwide in various segments of our markets. As the markets for our products grow, new competitors have recently emerged and are likely to continue to do so in the future. We also sell products and services to companies with which we presently compete or in the future may compete and certain of our customers have been or could be acquired by, or enter into strategic relations with our competitors. In most of our product lines, our competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will obsolete present products. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than us. We cannot assure you that:

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

Customer Order Fluctuations

Our product revenue is subject to fluctuations in customer orders. Occasionally, some of our customers have ordered more products than they need in a given period, thereby building up inventory and delaying placement of subsequent orders until such inventory has been reduced. We may also build inventory in anticipation of receiving new orders in the future. Also, customers have occasionally placed large orders that they have subsequently cancelled. In addition, due to the fact that our sales of 980 nm pump lasers products comprise a significant portion of our total revenues, our revenues are particularly susceptible to customer order fluctuations for these products. These fluctuations, cancellations and the failure to receive new orders can have adverse effects on our business and results of operations. We may also have incurred significant inventory or other expenses in preparing to fill such orders prior to their cancellation. Virtually our entire backlog is subject to cancellation. Cancellation of significant portions of our backlog, or delays in scheduled delivery dates, could have a material adverse effect on our business and results of operations.

Risks from Customer Concentration

A relatively limited number of OEM customers accounted for a substantial portion of revenue from communication products in fiscal 1999. During fiscal 1999, three communication product customers and their affiliates accounted for 15 percent, 11 percent and 11 percent of revenues, respectively. Revenue to any single customer is also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on our business, operating results or financial condition. We expect that revenue to a limited number of customers will continue to account for a high percentage of the net sales for the foreseeable future. Moreover, there can be no assurance that current customers will continue to place orders or that we will be able to obtain new orders from new communication customers.

Dependence on Emerging Applications and New Products

Our current products serve many applications in the communications and industrial laser markets. In many cases, our products are substantially completed, but the customer's product incorporating our products is not yet completed or the applications or markets for the customer's product are new or emerging. In addition, some of our customers are currently in the process of developing new products that are in various stages of development, testing and qualification, and sometimes are in emerging applications or new markets.

We believe that rapid customer acceptance and qualification of our new products is key to our financial results. Substantial portions of our products address markets that are not now, and may never become, substantial commercial markets. We have experienced, and are expected to continue to experience, delays in qualification, fluctuation in customer orders and competitive, technological and pricing constraints that may preclude development of markets for our products and our customers' products.

Our customers and we are often required to test and qualify pump lasers and modules, modulators, amplifiers, and transmitters among other new products for potential volume applications. In the communications market qualification is an especially costly, time consuming and difficult process. We cannot assure you that:

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

Need To Manage Growth

We have on occasion been unable to manufacture products in quantities sufficient to meet demand of our existing customer base and new customers. The expansion in the scope of our operations has placed a considerable strain on our management, financial, manufacturing and other resources and has required us to implement and improve a variety of operating, financial and other systems, procedures and controls. In addition, we have recently deployed a new enterprise resource planning system and manufacturing execution system.

We cannot assure you that any existing or new systems, procedures or controls will adequately support our operations or that our systems, procedures and controls will be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business and results of operations.

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

Risks of Acquisitions

Our strategy involves the acquisition and integration of additional companies' products, technologies and personnel. We have limited experience in acquiring outside businesses. We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments could result in a number of financial consequences, including:

  potentially dilutive issuances of equity securities;

  large one-time write-offs;

  reduced cash balances and related interest income;

  higher fixed expenses which require a higher level of revenues to maintain gross margins;

  the effect of local laws and taxes in foreign subsidiaries;

  the incurrence of debt and contingent liabilities; and

  amortization expenses related to goodwill and other intangible assets.

Furthermore, acquisitions involve numerous operational risks, including:

  difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

  diversion of management's attention from other business concerns;

  diversion of resources from our existing businesses, products or technologies;

  risks of entering geographic and business markets in which we have no or limited prior experience; and

  potential loss of key employees of acquired organizations.

If we are unable to successfully address any of these risks, our business could be materially and adversely affected.

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

In 1985, we first received correspondence from Rockwell International Corporation alleging that we used a fabrication process that infringes Rockwell's patent rights. Those allegations led to two related lawsuits, one of which is still pending. The first lawsuit was filed in August 1993, when Rockwell sued the Federal government in the United States Court of Federal Claims, alleging infringement of these patent rights with respect to the contracts the Federal government has had with at least 15 companies, including us (Rockwell International Corporation v. The United States of America, No. 93-542C (US Ct. Fed. Cl.)). We were not originally named as a party to this lawsuit. However, the Federal government asserted that, if the Federal government were held liable to Rockwell for infringement of Rockwell's patent in connection with some of its contracts with us, then we might be liable to indemnify the Federal government for a portion of its liability on certain contracts.

In June 1995, we filed a motion to intervene in the lawsuit filed in August 1993 after Rockwell filed a second lawsuit against us in May, 1995 in California. That motion was granted on August 17, 1995. Upon intervening in the Federal government's lawsuit, we filed an answer to Rockwell's complaint in that lawsuit, alleging that:

  Rockwell's patent was invalid and that we did not infringe Rockwell's patent,

  Rockwell's patent was unenforceable under the doctrine of inequitable conduct, and

  Rockwell's action is barred by the doctrines of laches and equitable estoppel.

After extensive discovery, we moved, as did the Federal government, for summary judgment on the ground that Rockwell's patent was invalid. By order dated February 5, 1997, the Court of Federal Claims granted those motions and entered judgment in our favor and in favor of the Federal government. However, Rockwell appealed the Court of Federal Claims' decision, and on June 15, 1998, the United States Court of Appeals for the Federal Circuit issued an opinion vacating the judgment that had been entered in our favor and in favor of the Federal government. The US Circuit Court for the Federal Circuit held that the Court of Federal Claims had erred in finding that there were no genuine disputes of material fact concerning the obviousness of the Rockwell patent, and that the resolution of these disputes could not be decided by summary judgment but instead requires a trial. The Federal Circuit:

  remanded the case back to the Court of Federal Claims for further proceedings, and affirmed the Court of Federal Claims' denial of our motion for summary judgment of invalidity based on anticipation, as well as the Court of Federal Claims' claim construction.

Subsequent to the Federal Circuit's action, the United States agreed to pay Rockwell $16.9 million in settlement of the first lawsuit and the first lawsuit was dismissed by the Court of Federal Claims in January 1999. We did not participate in the settlement. Since the settlement, the Federal government has not again raised the issue of our potential indemnity obligation to them.

As noted above, we made our decision to intervene in the first lawsuit filed after Rockwell filed the second lawsuit against us in the Northern District of California, alleging that we had infringed the Rockwell patent in connection with our manufacture and sale of products to customers other than the United States. Again, the complaint alleges that we used a fabrication process that infringes the Rockwell patent (Rockwell International Corporation v. SDL, Inc., No. C95-01729 MHP (US Dist.Ct., N.D. Cal.)). By its complaint, Rockwell sought a judgment against us to:

  permanently enjoin us from using the fabrication processes allegedly covered by Rockwell's patent,

  require us to pay damages in an unspecified amount for our alleged past infringement of the patent, treble damages and attorneys' fees.

The complaint was served on us on June 30, 1995, and we filed an answer to the complaint on August 18, 1995, alleging that:

  Rockwell's patent is invalid,

  we did not infringe Rockwell's patent,

  Rockwell's patent is unenforceable under the doctrine of inequitable conduct, and

  Rockwell's action is barred by the doctrines of laches and equitable estoppel.

On August 11, 1995, prior to filing our answer, we filed a motion to stay this action based upon the pendency of the lawsuit brought by the Federal government. The District Court granted our motion to stay on September 15, 1995. Subsequent to the settlement of the first lawsuit, the District Court lifted this stay, and discovery recommenced in the second lawsuit.

Although the Court of Federal Claims ruled in our favor in the first lawsuit, finding the patent invalid on motion for summary judgment, the Court of Appeals for the Federal Circuit reversed the summary judgment ruling, meaning that the issue of validity needs to go to trial. Such a trial would now occur before a jury in California. The California judge also required that a settlement conference between Rockwell and SDL be scheduled in order to see if the parties can resolve the dispute before trial, which conference occurred in the first part of June 1999. The parties were unable to successfully resolve the lawsuit.

Later in June 1999, Rockwell filed a motion for summary judgment relative to certain claims in the Rockwell patent. That motion sought to have the court summarily find us to have infringed those claims. Rockwell filed a separate motion seeking to have the court summarily find that we could not argue that Rockwell's patent was invalid on a particular ground. The motions were vigorously opposed by the Company. A decision on the motions was rendered in the beginning of February 2000. The District Court ruled that the Company infringed the specified claims of Rockwell's patent. The District Court also ruled that we could not make the invalidity argument specified by Rockwell's motion.

The District Court's ruling prevents us from defending against Rockwell's lawsuit on the ground that we do not infringe Rockwell's patent. The District Court's ruling also prevents us from making one (but not all) of our invalidity arguments, unless it is changed. (We are currently seeking to have the court reconsider its decision on this invalidity argument.) However, the District Court's ruling has no effect on our other pending defenses, as outlined above. We believe that these defenses in the litigation of patent invalidity, inequitable conduct, laches and equitable estoppel are meritorious and will pursue these defenses.

Rockwell's patent expired in January 2000 so that it is no longer possible for Rockwell to obtain an injunction stopping us from using the fabrication process allegedly covered by Rockwell's patent.

The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, it could be awarded monetary damages against the Company. Although we believe that we have meritorious defenses to Rockwell's allegations, there can be no assurance that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, Rockwell could be awarded substantial monetary damages against us for the sale of infringing products. The award of monetary damages against us, including past damages, could have a material adverse effect on our business and results of operations. Litigation and trial of Rockwell's claim against us is expected to involve significant expense to us and could divert the attention of our technical and management personnel and could have a material adverse effect on our business and results of operations.

In addition, we are involved in various legal proceedings and controversies arising in the ordinary course of our business.

Dependence on Proprietary Technology

Our future success and competitive position is dependent in part upon our proprietary technology, and we rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that:

  any of the over 200 patents, domestic and foreign, owned or approximately 95 patents licensed by us will not be invalidated, circumvented, challenged or licensed to others,

  the rights granted under the patents will provide competitive advantages to us,

  any of our approximately 170 pending or future patent applications will be issued with the scope of the claims sought by us, if at all, or that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents we own, or obtain a license to the patents we own or license, or patent or assert patents on technology that we might use or intend to use.

In addition, effective copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. A portion of our technology is licensed on a non-exclusive basis from Xerox and other third parties that may license such technology to others, including our competitors. There can be no assurance that steps we take to protect our technology will prevent misappropriation of such technology. In addition, litigation has been necessary and may be necessary in the future:

  to enforce our patents and other intellectual property rights,

  to protect our trade secrets,

  to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity of intellectual property rights developed internally or acquired from third parties.

Litigation of this type has resulted in substantial costs and diversion of resources and could have a material adverse effect on our business and results of operations. Moreover, we may be required to participate in interference proceedings to determine the propriety of inventions. These proceedings could result in substantial cost to us.

International Distribution Risks

Revenues from customers outside of the United States accounted for approximately 41 percent, 27 percent and 25 percent, of our total revenue in fiscal 1999, 1998 and 1997, respectively. International revenue carries a number of inherent risks, including:

  reduced protection for intellectual property rights in some countries,

  the impact of unstable environments in economies outside the United States,

  generally longer receivable collection periods,

  changes in regulatory environments,

  tariffs, and

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

We currently use local distributors in key industrialized countries and local representatives in smaller markets. Although we have formal distribution contracts with some of our distributors and representatives, some of our relationships are currently on an informal basis. Most of our international distributors and representatives offer only our products; however, certain distributors offer competing products and we cannot assure you that additional distributors and representatives will not also offer products that are competitive with our products. Certain of our acquisitions have contracts with distributors or representatives that may have conflicts with our existing distributors and representatives or in any event may desires to terminate certain distributors or representatives relationships. Such a termination may result in monetary expenses or a loss of revenue. We cannot assure you that our international distributors and representatives will enter into formal distribution agreements at all or on acceptable terms, will not terminate informal or contractual relationships, will continue to sell our products or that we will provide the distributors and resellers with adequate levels of support. Our business and results of operations will be affected adversely if we lose a significant number of our international distributors and representatives or experience a decrease in revenue from these distributors and representatives.

Environmental Risks

We are subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. We have established an environmental and safety compliance program to meet the objectives of applicable federal, state and local laws. Our environmental and safety department administers this compliance program which includes monitoring, measuring and reporting compliance, establishing safety programs and training our personnel in environmental and safety matters. We cannot assure you that changes in these regulations and laws will not have a material adverse effect on us. Further, these local, state, and federal regulations could restrict our ability to expand our operations. If we do not:

  obtain required permits for,

  operate within regulations for,

  control the use of, or

  adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations, we may be required to pay substantial penalties, to make costly changes in our manufacturing processes or facilities or to suspend our operations.

If we are unable to successfully address any of these risks, our business could be materially and adversely affected.

Potential Volatility of Stock Price

The market price of our Common Stock may fluctuate significantly because of:

  announcements of technological innovations,

  large customer orders,

  customer order delays or cancellations,

  customer qualification delays,

  new products by us, our competitors or third parties,

  possible acquisition of us or our customers or our competitors by a third party,

  merger or acquisition announcements, by us or others,

  production problems,

  non-cash stock compensation charges due to stock option plans or stock purchase plans,

  quarterly variations in our actual or anticipated results of operations, and developments in litigation in which we are or may become involved.

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

Future Operating Results

We will report operating losses for the foreseeable future as a result of recent accounting charges for amortization of intangible assets and for in process research and development related to acquisitions and expenses related to the issuance of stock pursuant to our employee stock plans. Beginning in the first quarter of 2000, we will be presenting earnings in our press release that exclude acquisition costs and expenses related to the issuance of stock pursuant to our employee stock plans.

In March 2000, the Company acquired Queensgate Instruments, Limited ("Queensgate") for initial consideration of $3 million of cash and 347,962 shares of the Company's common stock with a fair value of approximately $77 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the ten months ended December 31, 2000 and the twelve months ended December 31, 2001. In addition, we expect to close the acquisition of Veritech Microwave, Inc. ("Veritech") in April 2000. We entered into an agreement to acquire Veritech in February 2000 for 3,000,000 shares of the Company's common stock with a fair value of approximately $621 million. The acquisitions will be accounted for under the purchase method of accounting. Under purchase accounting, we will record the market value of our common shares issued in connection with the purchases and the amount of direct transaction costs as the cost of acquiring the companies. That cost will be allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We will allocate the excess of the purchase cost over the fair value of the net assets to goodwill. We estimate that the purchase of these two companies will result in annual amortization of goodwill and other intangible assets of approximately $100 million to $140 million using a five year useful life. As a result, purchase accounting treatment of our recent acquisitions will result in a net loss for the foreseeable future, which could have a material adverse effect on the market value of our stock.

We expect to incur $12.1 million, primarily in the 2nd and 3rd quarters of fiscal 2000, of non-cash expenses relating to shares issued under our 1995 Employee Stock Purchase Plan. These expenses are a result of demand for shares during the purchase period for the two years ending October 2000 exceeding the number of shares that were authorized at the beginning of the purchase period. In addition, stock options exercised by employees of our United Kingdom subsidiary may result in significant expenses. Under United Kingdom law, the Company is required to pay national insurance tax on the gain on stock options exercised by employees in the United Kingdom. Based on the stock price at December 31, 1999, the Company has a $2.7 million contingent liability that will be charged to operations in the period that the options are exercised. The options were granted to United Kingdom employees beginning in May 1999 and have a 10 year option exercise period and vest 25% per year of employment. The expenses related to issuance of stock pursuant to our employee stock plans could have a material adverse effect on the market value of our stock.

ITEM 2. PROPERTIES

We lease two adjacent buildings comprising approximately 64,000 square feet of office and manufacturing space in San Jose, California. These facilities serve as our headquarters and include manufacturing, marketing, research, engineering and administrative functions. The present leases expire in November 2001. We have renewal options to extend these leases through November 2016.

In January 1995, we leased an additional 50,000 square feet of manufacturing and office space in Santa Clara, California, approximately three miles from our headquarters. In 1997, we exercised an option for an adjacent additional 50,000 square feet. This lease, including the additional space, expires in March 2002. We have renewal options to extend this lease through 2017.

SDL Optics leases approximately 50,000 square feet of manufacturing and office space, near Victoria, British Columbia, Canada. These facilities serve as SDL Optics' headquarters and include manufacturing, marketing, research, engineering and administrative functions. We have options to extend this lease through July 2009.

SDL Integrated Optics Ltd. leases approximately 22,000 square feet of manufacturing and office space in Eastways, Witham, United Kingdom. These facilities serve as SDL Integrated Optics' headquarters and include manufacturing, marketing, research, engineering and administrative functions. We have options to extend this lease through 2012.

The Company also leases smaller facilities in Cambridge, Massachusetts and Bensalem, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit in the Northern California Federal District Court against the Company alleging, that a Company fabrication process infringed certain patent rights set forth in a patent owned by Rockwell. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages plus costs and attorney's fees. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent was invalid. Rockwell's suit was stayed in 1995 pending resolution of another suit, involving the same patent, brought by Rockwell against the Federal government, and in which SDL had intervened. The suit between the Federal government and Rockwell was resolved in January 1999, by way of a settlement payment of $16.9 million from the Federal government to Rockwell. The Company did not participate in the settlement. As a result of that settlement, the suit was dismissed and the stay of Rockwell's suit against the Company was lifted and the California suit was reactivated. Thereafter, Rockwell filed motions for partial summary judgment alleging that the Company has infringed certain patent claims of Rockwell's patent and that certain invalidity evidence presented by the Company is not applicable, which motions the Company vigorously opposed in court. A decision on the motions was rendered in the beginning of February 2000. The District Court ruled that the Company infringed the specified claims of Rockwell's patent. The District Court also ruled that the Company infringed the specific claims of Rockwell's patents. The District Court ruling prevents the Company from defending against Rockwell's lawsuit on the ground that the Company does not infringe Rockwell's patents. The District Court's ruling will also prevent the Company from making one (but not all) of its invalidity arguments. (The Company is currently seeking to have the Court reconsider its decision in the invalidity argument.) The District Court's ruling has no effect on the Company's other pending defenses in the litigation. Despite the District Court's decisions on Rockwell's motions, the Company believes that Rockwell is not entitled to any damages because the patent is invalid, based upon other invalidity defenses, and is unenforceable because Rockwell is guilty of laches, inequitable conduct, and equitable estoppel. Rockwell's patent expired in January 2000 so that it is no longer possible for Rockwell to obtaining an injunction stopping us from using the fabrication process allegedly covered by Rockwell's patent. No trial date has been set and additional discovery, which has been stayed pending decision on the Rockwell motion, is necessary prior to trial. While the Company believes that it has meritorious defenses to Rockwell's lawsuit, there can be no assurance that Rockwell will not ultimately prevail in this dispute. The resolution of this litigation is fact intensive such that the outcome cannot be determined and remains uncertain. If Rockwell were to prevail, Rockwell could be awarded substantial monetary damages. The award of monetary damages against the Company, including past damages, could have a material adverse effect on the Company's business and results of operations. Litigation and trial of Rockwell's claim against the Company is also expected to involve significant expense to the Company and could divert the attention of the Company's technical and management personnel.

Shortly after the aforementioned suit between Rockwell and the Federal government was filed in 1993, the Federal government had notified the Company that if the Federal government were liable to Rockwell, then the Federal government might seek indemnification for a portion of its liability from the Company. Since the Federal government's settlement with Rockwell in January 1999, it has never stated the amount of the Company's alleged indemnity obligation, nor has the Federal government repeated its assertion that the Company might have some indemnity obligation to it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders (the "Special Meeting") of the Company was held on February 28, 2000.

At the Special Meeting, the following item was put to a vote of the stockholders:

An amendment to the Company's Amended and Restated Certificates of Incorporation to increase the aggregate number of shares of common stock which the Company is authorized to issue from 70 million to 140 million shares.

The proposal was approved by the following votes:

     For         Against       Abstain
------------- ------------- -------------
  30,698,080        36,579        47,826

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In March 2000, in reliance on Regulation S and Section 4(2) under the Securities Act of 1933, the Company acquired Queensgate Instruments, Limited for $3 million and 347,962 shares of the Company's Common Stock plus up to an additional $150 million in shares of the Company's Common Stock potentially issuable pursuant to the earn-out agreement with the former shareholders of Queensgate.

The Company's common stock is traded on the Nasdaq National Market under the symbol SDLI. The high and low sales prices are as reported by the Nasdaq National Market.

Price Range of Common Stock

                                                        High       Low
                                                      --------- ---------
 Q4 1999..........................................     $230.00    $79.88
 Q3 1999..........................................      $91.13    $52.94
 Q2 1999..........................................      $61.94    $40.03
 Q1 1999..........................................      $45.38    $19.88

 Q4 1998..........................................      $20.94     $4.88
 Q3 1998..........................................      $14.53     $6.25
 Q2 1998..........................................      $13.75     $9.82
 Q1 1998..........................................      $12.00     $7.57

ITEM 6. SELECTED FINANCIAL DATA

                                             Years Ended December 31,
                         ---------------------------------------------------------------------------
                             1999            1998           1997            1996           1995
                          (1)(2)(4)(5)    (2)(4)(5)    (1)(2)(3)(4)(5)     (4)(5)       (1)(4)(5)
                         -------------- -------------- --------------- -------------- --------------
                                       (in thousands, except per share data)
Statement of operations
 data:
 Revenue ................     $187,021       $112,792        $102,119        $88,224        $56,429
 Cost of revenue ........      107,238         74,061          71,245         57,075         34,608
                         -------------- -------------- --------------- -------------- --------------
 Gross margin ...........       79,783         38,731          30,874         31,149         21,821
 Research and development       19,043         12,659          11,325          7,566          4,331
 Selling, general, and
   administrative .......       26,695         17,593          43,669         13,439          8,308
 Merger costs............        2,677           --               --            --             --
 In-process research and
   development ..........        1,495           --               753           --           10,010
 Amortization of
   purchased intangibles
   and goodwill..........          809            777             671            645             54
                         -------------- -------------- --------------- -------------- --------------
 Operating income (loss)        29,064          7,702         (25,544)         9,499           (882)
 Net income (loss) ......      $25,213         $7,903        ($24,353)        $8,139        ($2,685)
 Net income (loss) per
   share-basic...........        $0.39          $0.14          ($0.44)         $0.16         ($0.07)
 Net income (loss) per
   share-diluted.........        $0.37          $0.13          ($0.44)         $0.15         ($0.07)
 Weighted average
  shares-basic ..........       64,320         57,436          55,776         49,512         37,568
 Weighted average
 shares-diluted .........       68,470         60,724          55,776         54,476         37,568

                                              As of December 31,
                         ---------------------------------------------------------------------------
                              1999           1998             1997            1996          1995
                         -------------- -------------- --------------- -------------- --------------
                                             (in thousands)
Balance sheet data:
 Working capital ........     $355,262        $63,705         $44,173        $74,272        $25,113
 Total assets ...........      460,953        132,060         112,431        129,429         60,570
 Long-term debt (less
  current portion) ......          965          2,028           2,380            247          1,526
 Stockholders' equity
 (net capital deficiency)     $420,148       $108,206         $89,282       $111,220        $42,162

----------------

(1) The results of operations for the years ended December 31, 1995, 1997 and 1999 include write-offs of in-process research and development of approximately $10 million, $0.8 million, and $1.5 million, respectively, in connection with the acquisition of Seastar Optics, Mr. Laser, Inc. and the fiber laser division of Polaroid.

(2) In 1997, the Company changed from a calendar year end to a 52-53 week year ending on the Friday closest to December 31. Fiscal year 1999, 1998 and 1997 ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively. For ease of discussion and presentation, all fiscal year ends are referred to as ending on December 31.

(3) The results of operations for the year ended December 31, 1997 include a charge totaling $27.5 million related to costs associated with the litigation settlement and related legal costs of the Spectra-Physics legal dispute.

(4) In May 1999, the Company authorized a two-for-one stock split of its common stock, effected in the form of a stock dividend, which was paid on June 2, 1999 to stockholders of record on May 14, 1999. In December 1999, the Company authorized another two-for-one stock split of its common stock, effected in the form of a stock dividend, which was paid on March 14, 2000 to stockholders of record on February 29, 2000. All of the share and per share data in these financial statements have been retroactively adjusted to reflect both stock splits.

(5) The Company merged with IOC International plc. ("IOC") in May 1999 in a pooling of interests transaction. The consolidated financial statements have been restated to include the financial position, results of operations and cash flows of IOC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

SDL designs, manufactures and markets semiconductor lasers, fiber optic related products and optoelectronic systems. Since 1996, the Company strategy has strongly focused on providing solutions for optical communications. The Company's optical communications products power the transmission of data, voice and Internet information over fiber optic networks to meet the needs of telecommunications, dense wavelength division multiplexing (DWDM), cable television and satellite communications applications. The demand for DWDM solutions accelerated significantly in 1999 due to the technology's unique ability to expand network bandwidth and provide much faster transmission of data, voice and video signals. With the qualification of the Company's new wafer fabrication facility in the first half of 1998 and expansion of yields and assembly and test capacity in 1999, the Company was able to successfully ramp capacity and achieve significant revenue growth. Revenue from fiber optic communications products increased by 179 percent in 1999 compared to 1998. Revenue from SDL products were also able to capture a strong position in the undersea fiber optic communications market, where Company revenue increased from less than 1 percent of total revenue in 1998 to 30 percent of total revenue in the fourth quarter of 1999. SDL's optical products also serve a wide variety of non-communications applications, including materials processing, printing, medical and scientific instrumentation. Because of the diversity of products, customers and applications, gross margins tend to fluctuate based in part on the mix of revenue in each reported period.

In 1997, SDL changed its year-end from a calendar year ending December 31, to a 52-53 week year ending on the Friday closest to December 31. The Company's fiscal 1999 and 1998 ended December 31, 1999 and January 1, 1999, respectively. For ease of discussion and presentation, all fiscal year-ends are referred to as ending on December 31.

As a result of the substantial increase in the market price of the Company's Common Stock beginning in the fourth quarter of 1998, and the resulting increased levels of employee participation in the Company's Employee Stock Purchase Plan ("ESPP"), it is currently contemplated that the number of shares issuable pursuant to the Company's ESPP in fiscal 2000 will exceed the number of shares that were available under the Plan at the beginning of the October 1998 employee purchase period. As a result, the Company expects to incur one-time non-cash charges to operating results aggregating approximately $12.1 million. These charges will occur primarily in the second and third quarters of fiscal 2000. See Note 10 of Notes to Consolidated Financial Statements.

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward- looking statements regarding the Company's business, operations and prospects. The Company's actual results could differ materially from those in such forward-looking statements. See "Factors Affecting Earnings and Stock Price."

The following table sets forth certain operating results expressed as a percentage of total revenue for the periods indicated.

                                               Years Ended December 31,
                                          ---------------------------------
                                             1999       1998       1997 (1)
                                          ---------- ---------- -----------
Revenue:
  Product revenue ......................       97.5%      91.3%       85.7%
  Research revenue .....................        2.5%       8.7%       14.3%
                                          ---------- ---------- -----------
Total revenue ..........................      100.0%     100.0%      100.0%
                                          ---------- ---------- -----------
Cost of revenue:
  Cost of product revenue (2)...........       56.7%      64.6%       68.1%
  Cost of research revenue (2)..........       81.6%      76.9%       79.6%
                                          ---------- ---------- -----------
Total cost of revenue ..................       57.3%      65.7%       69.8%
                                          ---------- ---------- -----------
Gross margin ...........................       42.7%      34.3%       30.2%

Operating expenses:
  Research and development .............       10.2%      11.2%       11.1%
  Selling, general, and administrative..       14.3%      15.6%       42.7%
  Merger costs..........................        1.4%       --         --
  In-process research and development...        0.8%       --          0.7%
  Amortization of purchased intangibles
   and goodwill.........................        0.4%       0.7%        0.7%
                                          ---------- ---------- -----------
Total operating expense ................       27.1%      27.5%       55.2%
                                          ---------- ---------- -----------
Operating income (loss) ................       15.6%       6.8%      -25.0%
Interest income and other, net .........        2.9%       1.2%        1.6%
                                          ---------- ---------- -----------
Income (loss) before income taxes ......       18.5%       8.0%      -23.4%
Provision for income taxes .............        4.9%       1.0%        0.4%

Net income (loss) ......................       13.6%       7.0%      -23.8%
                                          ========== ========== ===========

----------------------

(1) The results of operations for the year ended December 31, 1997 includes a one-time charge of $27.5 million related to costs associated with the litigation settlement and related legal costs of the Spectra Physics legal dispute.

(2) Cost of product revenue and cost of research revenue are stated as a percentage of product revenue and research revenue, respectively.

Results of Operations

Revenue. The Company recorded a 66 percent increase in revenue to $187.0 million during 1999, following a 10 percent increase in 1998 revenue to $112.8 million. Product revenue reported in 1999 increased 77 percent to $182.4 million, following an 18 percent increase to $103.0 million in 1998. Continued demand for the Company's dense wavelength division multiplexing (DWDM) products has provided substantially all of the revenue growth over the past two years. Revenue generated from SDL's DWDM products, especially 980nm pump lasers and modules, increased 179 percent from 1998 to 1999. In 1999, the communication products represented 72 percent of total revenue. The Company's focus on commercial product opportunities resulted in research revenue representing 2 percent of revenue in 1999. Research revenue accounted for 9 percent and 14 percent of revenue in 1998 and 1997, respectively.

The Company derived 8 percent, 26 percent, and 34 percent of its 1999, 1998 and 1997 revenue, directly or indirectly from a variety of Federal government sources. It is expected that the Federal government revenue will continue to decrease in 2000 due to the Company's focus on commercial product opportunities.

Revenues for the year ended December 31, 1999 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross margin. Gross margin as a percentage of revenue was 43 percent in 1999, compared to 34 percent and 30 percent for 1998 and 1997, respectively. Three factors contributed to the increase in gross margins during 1999. These were: (i) a more favorable mix of higher margin DWDM product sales, especially increased shipments of pump lasers for undersea fiber systems, as compared to revenue derived from lower margin U.S. government contracts and non-communication product sales; (ii) increased unit volume resulting in better utilization of fixed costs; and, (iii) reduction of costs related to 980nm pump lasers due to increased yields and volume. These favorable factors were partially offset by declining average selling prices on certain products due to long-term contract arrangements. The increase in gross margin during 1998 as compared to 1997 resulted from: (i) increased yields and volumes from the new wafer fab and reduction of costs related to the 980nm pump module, and (ii) a more favorable mix in the ratio of commercial product revenue as compared to revenue derived from U.S. government sources.

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

Research and development. Total expenditures for research and development increased 50 percent or $6.4 million in 1999 compared with 1998 and increased 12 percent or $1.3 million in 1998 compared with 1997. Research and development expenses represented 10 percent, 11 percent and 11 percent of total revenues in 1999, 1998 and 1997, respectively. The increase in research and development spending in 1999 and 1998 is primarily due to increased expenditures associated with the continued development and enhancement of the Company's fiber optic communication products. The Company expects to continue to commit substantial resources to product development in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods, although research and development expenses may vary as a percentage of revenue.

Selling, general and administrative (SG&A). Selling, general and administrative (SG&A) expense was $26.7 million, or 14 percent of revenue in 1999 as compared to $17.6 million, or 16 percent of revenue in 1998. This increase in SG&A spending was primarily due to the following: (i) higher personnel-related costs to support the growth in revenues and operations; (ii) expansion of the information systems infrastructure to manage the Company's growth; and (iii) amortization of stock compensation. SG&A expense of $17.6 million in 1998 represented a decrease of $26.1 million from 1997. Excluding non-recurring amounts of approximately $27.5 million for the settlement and related legal costs incurred in 1997 for the Spectra-Physics vs. SDL, Inc. legal dispute, SG&A increased $1.4 million in 1998 compared to 1997. Excluding non-recurring amounts, the increase in SG&A expense during 1998 was primarily due to continued expansion of the Company's sales and marketing staff and the commencement of the implementation process for the Company's new enterprise resource planning software. The Company expects that SG&A amounts, will continue to increase to support the Company's current and expected future volumes of business, including the expansion of SDL's domestic and international sales and marketing efforts. However, there can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

Merger Costs. The Company recorded merger related costs of $2.7 million in connection with the acquisition of IOC in a transaction accounted for as a pooling of interest during 1999. The costs incurred related primarily to printing, financial advisory, filing fees and professional fees for legal and accounting services.

In-process research and development. The acquisition of the fiber laser business of Polaroid Corporation and Mr. Laser, Inc. during 1999 and 1997, respectively, resulted in the write-offs of purchased in-process research and development of $1.5 million and $0.8 million, respectively. In the future, additional in-process research and development write-offs can be anticipated as the Company may from time to time acquire companies or product lines.

Amortization of purchased intangibles and goodwill. Amortization expense of $809,000 represents an increase of $32,000 and $138,000 compared to 1998 and 1997, respectively. The increase in 1999 compared to 1998 is a result of the amortization of intangibles due to the acquisition of the fiber laser business of Polaroid during 1999 offset by certain Seastar Optics intangibles that became fully amortized at the end of 1998.

Interest income, net. Interest income increased $4.0 million during 1999 compared to 1998 primarily due to the interest earned on interest bearing securities purchased with proceeds from the Company's September 1999 stock offering. Interest income decreased slightly during 1998 compared to 1997 as a result of lower average cash and investment balances during 1998.

Provision for Income Taxes. The Company recorded a provision for income taxes of $9.3 million and $1.1 million for the years ending December 31, 1999 and December 31, 1998, respectively. Excluding the impact of the in-process research and development charge and IOC merger costs in 1999, the effective tax rate for 1999 was 24 percent, compared to 12 percent for 1998. In 1998, the Company benefited from previously unrecognized tax loss carryforwards, generated from a 1997 legal settlement, which reduced the federal and state provisions to minimum tax levels offset partially by unbenefited foreign tax losses generated. The increase in the 1999 tax rate is primarily attributable to the Company's utilization of the remainder of those federal and state tax loss carryforwards. The Company's effective tax rate is expected to be close to the statutory rate in future years.

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

Supplemental Quarterly Results of Operations

The following tables set forth certain unaudited supplemental quarterly financial data for the four quarters of 1999 and 1998. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the Supplemental Financial Statements and the Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period or for the entire year.

                                                      Quarters Ended
                      --------------------------------------------------------------------------------
                                        1999                                     1998
                      ---------------------------------------  ---------------------------------------

                      Mar. 31(1) June 30(2)Sept. 30   Dec. 31    Mar. 31   June 30  Sept. 30  Dec. 31
                      --------- --------- --------- ---------  --------- --------- --------- ---------
Revenue ...........    $37,666   $43,171   $47,507   $58,677    $26,913   $28,386   $26,958   $30,535
Cost of revenue ...     23,033    24,973    26,656    32,576     18,668    19,593    17,498    18,302
                      --------- --------- --------- ---------  --------- --------- --------- ---------
Gross margin ......    $14,633   $18,198   $20,851   $26,101     $8,245    $8,793    $9,460   $12,233
Operating income
  (loss) ..........     $3,498    $4,576    $8,877   $12,113     $1,358    $1,166    $2,031    $3,147
Net income (loss)..     $2,623    $3,211    $7,384   $11,995     $1,421    $1,228    $2,110    $3,144
                      ========= ========= ========= =========  ========= ========= ========= =========
Net income (loss)
  per share-basic..      $0.04     $0.05     $0.12     $0.17      $0.03     $0.02     $0.04     $0.05
                      ========= ========= ========= =========  ========= ========= ========= =========
Net income (loss)
 per share-
 diluted ..........      $0.04     $0.05     $0.11     $0.16      $0.02     $0.02     $0.03     $0.05
                      ========= ========= ========= =========  ========= ========= ========= =========
Weighted average
  shares-basic ....     60,176    61,894    64,186    71,022     56,640    57,128    57,344    58,676
Weighted average
  shares-diluted...     64,296    65,922    68,292    75,374     59,988    60,608    60,480    61,876

----------------------

(1) The results of operations for the quarter ended March 31, 1999 include one-time charges totaling $2.2 million for the acquisition of Polaroid's fiber laser business.

(2) The results of operations for the quarter ended June 30, 1999 include one time merger costs totaling $2.7 million related to the acquisition of IOC International plc. on a pooling of interest basis.

Liquidity and Capital Resources

At December 31, 1999, the Company's combined balance of cash, cash equivalents and marketable securities was $314.1 million. Operating activities generated $34.6 million during 1999 primarily the result of net income, non-cash expenses for depreciation and amortization, and increases in accounts payable and accrued payroll, offset by increases in accounts receivable and inventories.

During 1999, cash used in investing activities was $174.2 million. The Company incurred capital expenditures of $29.9 million for facilities expansion and capital equipment purchases to expand its manufacturing capacities for its fiber optic communication products. The Company invested excess net cash of $139.1 million in short term investments. In addition, the Company acquired Polaroid's fiber laser business during the first quarter of 1999 that resulted in cash payments of $5.2 million.

The Company generated $276.8 million from financing activities during 1999 primarily from the issuance of stock under employee stock plans and a public offering of the Company's common stock, offset by capital lease and notes payable payments.

The Company generated $10.4 million of cash from operating activities during 1998 principally from net income from operations adjusted for non-cash depreciation and amortization changes. These were offset by an increase in accounts receivable and inventories. In addition, the Company received $10.0 million for the issuance of stock, which was offset by investments of $14.1 million for facilities expansion and capital equipment purchases. As a result, cash, cash equivalents, and marketable securities increased from $33.6 million at December 31, 1997 to $38.9 million at December 31, 1998.

The Company currently expects to spend approximately $55 million for capital equipment purchases and leasehold improvements during 2000.

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

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non- information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.6 million in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A Disclosures About Market Risk

Interest Rate Risk

The Company invests its cash in a variety of financial instruments, including municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates. The Company's future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.

The Company's investments are made in accordance with an investment policy approved by the Board of Directors. No investment securities have maturities exceeding one year.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates.

                                                                Fair Value
                                             Principle        at December 31,
                                              Amount               1999
------------------------------------------ -------------     -----------------
Municipal bonds
  Fixed rate securities                         $69,950               $69,950
  Average interest rate                            6.55%
Medium term notes
  Fixed rate securities                         $15,580               $15,500
  Average interest rate                            5.83%
Commerical paper
  Fixed rate securities                        $158,015              $159,471
  Average interest rate                            5.99%
Taxable auction rate preferred notes
  Fixed rate securities                         $15,000               $15,000
  Average interest rate                            6.22%
Money market
  Fixed rate securities                         $46,137               $46,137
  Variable interest rate                           5.83%

Exchange Rate Risk

Currently, the majority of the Company's sales and expenses are denominated in U.S. dollars and as a result, it has not experienced significant foreign exchange gains and losses to date. While the Company has conducted some transactions in foreign currencies during the years ended December 31, 1999, 1998 and 1997, and expects to continue to do so, it does not anticipate that foreign exchange gains or losses will be significant. The Company has not engaged in foreign currency hedging activities to date, however, it may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SDL, Inc.

We have audited the accompanying consolidated balance sheets of SDL, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of IOC International plc, which statements reflect total assets amounting to $19.6 million as of December 31, 1998, and which reflect a net loss of $4.9 million in 1998 and net income of $326,000 in 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for IOC International plc, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SDL, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
January 27, 2000,
except for the fifth paragraph of
Note 9 and the first paragraph of
Note 13, as to which the date is
March 27, 2000

REPORT OF ARTHUR ANDERSEN, INDEPENDENT AUDITORS

To IOC International plc:

We have audited the consolidated balance sheet of IOC International plc (the "Company") as of 30 September 1998 and the related profit and loss accounts and the cash flow statements for each of the two years in the period ended 30 September 1998. These financial statements are not presented separately herein, but are included in the SDL, Inc. Current Report on Form 8-K dated 18 May 1999, filed with the Securities and Exchange Commission.

Respective responsibilities of directors and auditors

The company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with United Kingdom Generally Accepted Auditing Standards issued by the Auditing Practices Board, which do not differ in any significant respect from United States Generally Accepted Auditing Standards. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the circumstances of the company consistently applied and adequately disclosed. We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion

In our opinion the financial statements give a true and fair view of the state of affairs of the group as at 30 September 1998, and of the group's loss or profit and cash flows for each of the years ended 30 September 1998 and 1997, in accordance with Generally Accepted Accounting Principles in the United Kingdom. Reconciliation to US GAAP Accounting practices used by the group in preparing the accompanying financial statements conform with Generally Accepted Accounting Principles in the United Kingdom, but do not conform with accounting principles generally accepted in the United States. A description of these differences and a reconciliation of net loss or profit and shareholders' equity to United States Generally Accepted Accounting Principles is set out in note 24.

/s/ Arthur Andersen

Arthur Andersen
Chartered Accountants
Cambridge, England

15 December 1998

SDL, INC.

CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents .......................       $153,016     $17,023
  Short-term investments ..........................        161,120      17,635
  Accounts receivable, net ........................         41,445      23,042
  Inventories .....................................         32,070      21,288
  Prepaid expenses and other current assets .......          3,659       3,875
                                                         ----------  ----------
Total current assets ..............................        391,310      82,863
Property and equipment, net .......................         59,772      39,848
Long-term investments .............................             --       3,552
Restricted Cash....................................            686         722
Note due from related party .......................            480         512
Other assets ......................................          8,705       4,563
                                                         ----------  ----------
Total assets ......................................       $460,953    $132,060
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................        $18,277     $10,014
  Accrued payroll and related expenses ............         10,717       2,547
  Income taxes payable ............................          1,093       1,890
  Current portion of capital leases ...............          1,011       1,098
  Other accrued liabilities .......................          4,950       3,609
                                                         ----------  ----------
Total current liabilities .........................         36,048      19,158

  Capital leases ....................................          965       1,416
  Notes payable .....................................           --         612
  Other long-term liabilities .......................        3,792       2,668
                                                         ----------  ----------
Total long-term liabilities..........................        4,757       4,696

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares - 1,000,000; none issued.....             --          --
  Common stock, $0.001 par value:
    Authorized shares - 140,000,000;
      issued and outstanding shares -
      71,485,984 and 59,396,320 in
      1999 and 1998, respectively .................             36          15
  Additional paid-in capital ......................        426,029     138,855
  Accumulated other comprehensive income...........          1,557         887
  Accumulated deficit, $26.3 million relating
    to the repurchase of common stock in 1992
    and $5.8 million relating to a
    recapitalization in 1992 ......................         (7,474)    (31,551)
                                                         ----------  ----------
Total stockholders' equity ........................        420,148     108,206
                                                         ----------  ----------
Total liabilities and stockholders' equity ........       $460,953    $132,060
                                                         ==========  ==========

      See accompanying notes.

SDL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                               Years Ended December 31,
                                          ---------------------------------
                                             1999       1998       1997
                                          ---------- ---------- -----------
Revenue:
  Product revenue ......................   $182,413   $103,012     $87,505
  Research revenue .....................      4,608      9,780      14,614
                                          ---------- ---------- -----------
Total revenue ..........................    187,021    112,792     102,119
                                          ---------- ---------- -----------
Cost of revenue:
  Cost of product revenue ..............    103,478     66,540      59,614
  Cost of research revenue .............      3,760      7,521      11,631
                                          ---------- ---------- -----------
Total cost of revenue ..................    107,238     74,061      71,245
                                          ---------- ---------- -----------
Gross margin ...........................     79,783     38,731      30,874

Operating expenses:
  Research and development .............     19,043     12,659      11,325
  Selling, general, and administrative..     26,695     17,593      43,669
  Merger costs..........................      2,677        --         --
  In-process research and development...      1,495        --          753
  Amortization of purchased intangibles
   and goodwill.........................        809        777         671
                                          ---------- ---------- -----------
Total operating expense ................     50,719     31,029      56,418
                                          ---------- ---------- -----------
Operating income (loss) ................     29,064      7,702     (25,544)
Interest expense........................       (279)      (440)       (248)
Interest income and other, net .........      5,708      1,724       1,856
                                          ---------- ---------- -----------
Income (loss) before income taxes ......     34,493      8,986     (23,936)
Provision for income taxes .............      9,280      1,083         417
                                          ---------- ---------- -----------
Net income (loss) ......................    $25,213     $7,903    ($24,353)
                                          ========== ========== ===========

Net income (loss) per share-basic ......      $0.39      $0.14      ($0.44)
                                          ========== ========== ===========

Net income (loss) per share-diluted ....      $0.37      $0.13      ($0.44)
                                          ========== ========== ===========
Number of weighted average
 shares-basic ..........................     64,320     57,436      55,776
                                          ========== ========== ===========
Number of weighted of average
 shares-diluted ........................     68,470     60,724      55,776
                                          ========== ========== ===========

      See accompanying notes.

SDL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

                                                                Accumu-
                                                                 lated
                                                                 Other                Total
                                    Common Stock    Additional  Compre-   Accumu-     Stock-
                                -------------------  Paid-in    hensive    lated     holders'
                                  Shares    Amount    Capial    Income    Deficit     Equity
                                ----------- ------- ---------- --------- --------- ------------
Balance at, December 31, 1996.  55,002,516     $13   $126,550     ($242) ($15,101)    $111,220
  Net loss ...................        --       --         --         --   (24,353)     (24,353)
  Cumulative translation
    adjustment................        --       --         --        335       --           335
  Unrealized loss on
    investments...............        --       --         --        (23)      --           (23)
                                                                                   ------------
  Comprehensive loss..........                                                         (24,041)
                                                                                   ------------
  Issuance of stock
    pursuant to
    employee stock plans .....   1,502,736       1      2,102       --        --         2,103
                                ----------- ------- ---------- --------- --------- ------------
Balance at, December 31, 1997.  56,505,252      14    128,652        70   (39,454)      89,282
  Net income .................        --       --         --         --     7,903        7,903
  Cumulative translation
    adjustment................        --       --         --        748       --           748
  Unrealized gain on
    investments...............        --       --         --         69       --            69
                                                                                   ------------
  Comprehensive income........                                                           8,720
                                                                                   ------------
  Proceeds from issuance
    of common stock, net......     435,288     --       5,522       --        --         5,522
  Issuance of stock
    pursuant to
    employee stock plans .....   2,455,780       1      4,463       --        --         4,464
  Income tax benefit from
    exercise of employee
    stock options.............        --       --         218       --        --           218
                                ----------- ------- ---------- --------- --------- ------------
Balance at, December 31, 1998.  59,396,320      15    138,855       887   (31,551)     108,206
  Net income .................        --       --         --         --    25,213       25,213
  Cumulative translation
    adjustment................        --       --         --       (710)      --          (710)
  Unrealized gain on
    investments...............        --       --         --      1,380       --         1,380
                                                                                   ------------
  Comprehensive income........                                                          25,883
                                                                                   ------------
  Compensation expense on
    issuance of stock
    options to third parties..        --       --       1,360        --       --         1,360
  Stock split effected in the
    form of a stock dividend..        --        15        (15)       --       --             --
  IOC net loss for the three
    months ending
    December 31, 1998.........        --       --         --         --    (1,136)      (1,136)
  Issuance of stock
    pursuant to
    employee stock plans .....   5,304,664       3     12,669       --        --        12,672
  Proceeds from issuance
    of common stock, net......   6,785,000       3    266,298       --        --       266,301
  Income tax benefit from
    exercise of employee
    stock options.............        --       --       6,862       --        --         6,862
                                ----------- ------- ---------- --------- --------- ------------
Balance at, December 31, 1999.  71,485,984     $36   $426,029    $1,557   ($7,474)    $420,148
                                =========== ======= ========== ========= ========= ============

      See accompanying notes.

SDL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

                                                    Years Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Operating activities
Net income (loss) ...............................  $25,213    $7,903  ($24,353)
                                                  --------- --------- ---------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)operating
  activities:
    Depreciation ................................   10,914     7,919     5,756
    Amortization.................................      809       777       671
    In-process research and development .........    1,495        --       753
    Compensation expense on stock options granted
        to third parites.........................    1,360        --        --
    Tax benefits from employee stock options.....    6,862       218
    Deferred income taxes .......................       --      (948)       --
    Changes in operating assets and liabilities:
      Accounts receivable .......................  (18,284)   (1,472)   (7,939)
      Inventories ...............................   (9,642)   (6,104)     (845)
      Accounts payable ..........................    8,132       356     1,371
      Accrued payroll and related expenses ......    8,170      (341)      668
      Income taxes payable ......................     (797)    1,062     2,392
      Other accrued liabilities .................    1,935    (1,072)      860
      Other .....................................   (1,533)    2,059    (1,421)
                                                  --------- --------- ---------
Total adjustments ...............................    9,421     2,454     2,266
                                                  --------- --------- ---------
Net cash provided by (used in) operating
       activities ...............................   34,634    10,357   (22,087)
                                                  --------- --------- ---------
Investing activities
Acquisition of property and equipment, net ......  (29,898)  (14,075)  (11,732)
Purchase of marketable securities................ (357,756)  (76,426)  (57,064)
Sales and maturities of marketable securities....  218,626    81,874    90,850
Acquisition of Businesses .......................   (5,205)       --    (3,055)
                                                  --------- --------- ---------
Net cash provided by (used in) investing
       activities ............................... (174,233)   (8,627)   18,999
                                                  --------- --------- ---------
Financing activities
Issuance of stock pursuant to employee stock
  plans .........................................   12,672     4,464     2,103
Proceeds from issuance of common stock...........  266,301     5,522        --
Increase (decrease) in restricted cash...........       20       164      (886)
Payments on capital leases.......................   (1,340)   (1,027)     (136)
Payments on notes payable........................     (898)       --        --
                                                  --------- --------- ---------
Net cash provided by financing activities .......  276,755     9,123     1,081
                                                  --------- --------- ---------
Net increase (decrease) in cash and cash
  equivalents ...................................  137,156    10,853    (2,007)
Net cash activity for IOC for the three months
  ended December 31, 1998.......................    (1,163)       --        --
Cash and cash equivalents at beginning of year...   17,023     6,170     8,177
                                                  --------- --------- ---------
Cash and cash equivalents at end of year......... $153,016   $17,023    $6,170
                                                  ========= ========= =========
Supplemental disclosures of cash flow information
  Cash paid for income taxes ....................   $3,546      $843     $  --
  Cash received from income taxes refunded ......     $301      $214    $1,941
  Cash paid for interest.........................     $336      $463      $204

Non-cash transactions:
  Capital equipment lease additions..............     $924    $1,340    $2,016

      See accompanying notes.

SDL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999

1. Organization and Summary of Significant Accounting Policies

Organization

SDL, Inc. (the Company), a Delaware corporation, designs, manufactures, and markets semiconductor lasers, fiber optic related products, and optoelectronic systems. The Company's revenue is derived from: (i) the sale of standard and customized products to a diverse worldwide customer base utilizing various market applications and, (ii) customer-funded research programs, principally through various government agencies.

Basis of Presentation

The consolidated financial statements include SDL and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has operations in the United States and international operations in Canada and the United Kingdom.

In 1997, SDL changed its year-end from a calendar year ending December 31, to a 52-53 week year ending on the Friday closest to December 31. The Company's fiscal 1999 and 1998 ended December 31, 1999 and January 1, 1999, respectively. For ease of discussion and presentation, all fiscal year-ends are referred to as ending on December 31.

As more fully described in Note 11, the Company merged with IOC International plc. ("IOC") in May 1999 in a pooling of interests transaction. The consolidated financial statements for fiscal 1998 and 1997 have been restated to include the financial position, results of operations and cash flows of IOC. There were no transactions between IOC and the Company prior to the combination and no significant adjustments were necessary to conform IOC's accounting policies to those of the Company.

Because of differing year ends, financial information relating to SDL's fiscal years ended December 31, 1998 and 1997, has been combined with financial information relating to IOC's fiscal years ended September 30, 1998 and 1997. IOC's net loss for the three months ended December 31, 1998 was not combined with SDL's net income, but rather was included as an adjustment to stockholders' equity in the Company's financial results for the fiscal year ended December 31, 1999. IOC's results of operations for the twelve months ended December 31, 1999 have been combined with SDL's results of operations for the twelve months ended December 31, 1999.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates relate to the useful lives of property, plant and equipment, allowances for doubtful accounts and customer returns, inventory realizability, potential accruals relating to litigation matters, future taxable income, warranty and other accruals, and contingent assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities

The Company's securities are classified as available-for-sale and are recorded at fair value. Fair value is based upon market prices quoted on the last day of the fiscal year. The cost of debt securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity. Gross realized gains and losses are included in interest income and have not been material.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. The market value is based upon estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are depreciated using the straight-line method over estimated useful lives ranging from three to eight years. Property and equipment assets held under capital leases, are capitalized as tangible fixed assets and are depreciated over the shorter of the lease term or their useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the remaining lease terms.

Goodwill and Purchased Intangibles

Goodwill and other purchased intangibles are being amortized using the straight-line method over three to seven years.

Revenue Recognition

Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and allowances. The Company provides for the estimated cost to repair products under warranty at the time of sale. Revenue for costs incurred plus specified fee contracts is recognized on the percentage-of-completion method. Revenue for fixed price milestone contracts is recognized upon the completion of the milestone. Customers entering into cost incurred and fixed price contracts with the Company include the U.S. government, prime or subcontractors for which the U.S. government may be the end customer, and other domestic and international end-users.

Concentrations

Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash primarily in money market funds, commercial paper, municipal bonds, and auction rate preferred and medium term notes. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells primarily to customers involved in the application of laser technology and the manufacture of telecommunications products. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate. The Company does not require collateral from its customers. At December 31, 1999, four customers and their affiliates accounted for 17 percent, 15 percent, 11 percent, and 11 percent of accounts receivable.

Major Customers - During fiscal 1999, three customers and their affiliates accounted for 15 percent, 11 percent and 11 percent of total revenues. During fiscal 1998 and 1997, another customer accounted for 13 percent and 17 percent of revenues, respectively. All U.S. operations sales to international customers constitute export sales. Export sales to Europe totaled approximately $40.2 million, $9.3 million, and $5.9 million for 1999, 1998, and 1997, respectively. Export sales to the Pacific Rim totaled approximately $9.7 million, $8.9 million, and $6.9 million for 1999, 1998, and 1997, respectively.

Dependence Upon Government Programs and Contracts - In 1999, 1998, and 1997, the Company derived approximately 8 percent, 26 percent, and 34 percent, respectively, of its revenue directly and indirectly from a variety of Federal government sources. The demand for certain of the Company's services and products is directly related to the level of funding of government programs.

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

Foreign Currency Translation

The functional currency of the Company's Canadian subsidiary is the U.S. dollar. The financial statements of the Canadian subsidiary are remeasured into U.S. dollars for the purposes of consolidation using the historical exchange rates in effect at the date of the transactions. Remearsurement gains and losses are recorded in the income statement and have not been material to date. The functional currency of the Company's United Kingdom subsidiary is the British Pound Sterling. All assets and liabilities of the Company's United Kingdom subsidiary are translated at the exchange rate on the balance sheet date. Revenues and costs and expenses are translated at weighted average rates of exchange prevailing during the period. Translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in interest income and other, net and were immaterial for all periods presented.

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                               Years Ended December 31,
                                          ---------------------------------
                                             1999       1998       1997
                                          ---------- ---------- -----------
Numerator:
Net income (loss) ......................    $25,213     $7,903    ($24,353)
                                          ========== ========== ===========
Denominator:
Denominator for basic earnings per
  share-weighted average shares.........     64,320     57,436      55,776
Incremental common shares attributable
  to shares issuable under employee
  stock plans(1)........................      4,150      3,288        --
                                          ---------- ---------- -----------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions........     68,470     60,724      55,776
                                          ========== ========== ===========

Net income (loss) per share - basic.....      $0.39      $0.14      ($0.44)
                                          ========== ========== ===========
Net income (loss) per share - diluted...      $0.37      $0.13      ($0.44)
                                          ========== ========== ===========

(1) Potential common shares relating to shares issuable under employee stock plans are not included in the 1997 calculation due to their anti-dilutive effect on the loss per share.

Comprehensive Income

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments, net of the related tax effect for all periods presented. The tax effects for other comprehensive income were immaterial for all periods presented. The components of comprehensive income (loss) are as follows (in thousands):

                                Years ended December 31,
                             -----------------------------
                               1999      1998      1997
                             --------- --------- ---------
Net income (loss)...........  $25,213    $7,903  ($24,353)
Unrealized gain (losses)....    1,380        69       (23)
Change in foreign
   currency translation.....     (710)      748       335
                             --------- --------- ---------
                              $25,883    $8,720  ($24,041)

Statement of Position 98-1

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which has been adopted prospectively as of September 30, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the year ended December 31, 1999 and December 31, 1998 by $51,000 and $71,000, respectively.

Recent Financial Accounting Pronouncements

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides that if registrants have not applied the accounting therein they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently, amended, will be effective for the Company no later than the second quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material impact on its financial condition or results of operations.

2. Marketable Securities

Available-for-sale marketable securities consist of the following (in thousands):

                                                  Gross      Gross
                                     Amortized  Unrealized Unrealized Estimated
                                        Cost      Gains      Losses   Fair Value
                                     ---------- ---------- ---------- ----------
December 31, 1999:
 Taxable municipal bonds...........    $69,950        --         --     $69,950
 Medium term notes.................     15,580                    80     15,500
 Commercial Paper..................    158,015      1,456        --     159,471
 Tax-exempt auction rate preferred
   stock...........................     15,000        --         --      15,000
 Money Market Funds................     46,137        --         --      46,137
                                     ---------- ---------- ---------- ----------
                                      $304,682     $1,456        $80   $306,058
                                     ========== ========== ========== ==========

 Included in cash and cash equivalents...............................  $144,938
 Included in short-term marketable securities........................   161,120
                                                                      ----------
                                                                       $306,058
                                                                      ==========

                                                  Gross      Gross
                                     Amortized  Unrealized Unrealized Estimated
                                        Cost      Gains      Losses   Fair Value
                                     ---------- ---------- ---------- ----------
December 31, 1998:
 Medium term notes.................    $10,091         $1        $25    $10,067
 Municipal bonds...................      4,959         20        --       4,979
 Tax-exempt auction rate preferred
   stock...........................      5,950        --         --       5,950
 Money Market Funds................     10,336        --         --      10,336
                                     ---------- ---------- ---------- ----------
                                       $31,336        $21        $25    $31,332
                                     ========== ========== ========== ==========

 Included in cash and cash equivalents...............................   $10,145
 Included in short-term marketable securities........................    17,635
 Included in long-term marketable securities.........................     3,552
                                                                      ----------
                                                                        $31,332
                                                                      ==========

3. Accounts Receivable

Accounts receivable consist of the following:

                                                  As of December 31,
                                                ---------------------
                                                   1999       1998
                                                ---------- ----------
                                                   (In thousands)
Trade receivables..............................   $43,185    $21,460
Receivables under long-term contracts:
  Billed.......................................         --     1,865
  Unbilled costs and estimated earnings,
   current portion.............................       724        722
                                                ---------- ----------
                                                   43,909     24,047
Allowance for doubtful accounts................    (2,464)    (1,005)
                                                ---------- ----------
                                                  $41,445    $23,042
                                                ========== ==========

4. Inventories

Inventories consist of the following:

                                                  As of December 31,
                                                ---------------------
                                                   1999       1998
                                                ---------- ----------
                                                   (In thousands)
Raw materials..................................   $15,115     $7,849
Work-in-process................................    14,615     13,439
Finished Goods.................................     2,340        --
                                                ---------- ----------
                                                  $32,070    $21,288
                                                ========== ==========

No significant amounts of finished goods or work-in-process related to long-term contracts are maintained.

5. Property and Equipment

Property and equipment consist of the following:

                                                  As of December 31,
                                                ---------------------
                                                   1999       1998
                                                ---------- ----------
                                                   (In thousands)
Machinery and equipment........................   $74,488    $55,777
Leasehold improvements.........................    16,356      8,773
Furniture and fixtures.........................     1,765      3,157
Construction-in-progress.......................     7,468      3,980
                                                ---------- ----------
                                                  100,077     71,687
Less accumulated depreciation and amortization.   (40,305)   (31,839)
                                                ---------- ----------
                                                  $59,772    $39,848
                                                ========== ==========

Included in property and equipment are assets acquired under capital lease obligations with a cost and related accumulated depreciation of approximately $5.9 million and $1.4 million, respectively, at December 31, 1999, and approximately $4.2 million and $0.9 million, respectively, at December 31, 1998. The amortization of assets recorded under capital lease is included within depreciation expense.

6. Goodwill and Purchased Intangibles

Purchased intangibles, which are included in other assets, consist of the following:

                                                  As of December 31,
                                                ---------------------
                                                   1999       1998
                                                ---------- ----------
                                                   (In thousands)
Goodwill.......................................    $1,363     $1,363
Other purchased intangibles....................     3,540      1,945
                                                ---------- ----------
                                                    4,903      3,308
Less accumulated amortization..................    (1,955)    (2,147)
                                                ---------- ----------
                                                   $2,948     $1,161
                                                ========== ==========

See Note 11, Acquisitions.

7. Note Due From Related Party

On May 1, 1997 the Company loaned an officer $612,000 secured by a deed of trust. The note is due on the tenth anniversary of the date of the note; however, $400,000 of the loan may be forgiven. The loan forgiveness is over ten years in annual amounts of $40,000 for continuous employment except in year 1 and year 5 whereas $0 and $80,000 are forgiven, respectively. Other terms provide for mandatory prepayment if certain events of default occur. The note shall bear interest at 8 percent only in the event of a default. The amount expected to be forgiven is being amortized to compensation expense over ten years.

8. Income Taxes

The provision for income taxes consists of the following:

                                                     Years Ended December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
                                                          (In thousands)
Current:
  Federal......................................    $7,144        181     $  --
  State........................................        46         26        --
  Foreign......................................     2,090      1,824        417
                                                ---------- ---------- ----------
                                                    9,280      2,031        417
Deferred:
  Federal......................................       --        (948)       --
  State........................................       --         --         --
                                                ---------- ---------- ----------
                                                      --        (948)       --
                                                ---------- ---------- ----------
                                                   $9,280     $1,083       $417
                                                ========== ========== ==========

The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option and employee stock purchase plans were $6.9 million, $0.2 million and zero in 1999, 1998 and 1997, respectively. Such benefits were credited to additional paid-in capital.

Pre-tax income (loss) from foreign operations was $3.2 million, $(0.3) million and $1.4 million in 1999, 1998 and 1997, respectively.

The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate to income before taxes is explained below:

                                                     Years Ended December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
                                                          (In thousands)
Tax at federal statutory rate..................   $12,069     $3,145    ($8,378)
State income tax, net of federal
  tax benefit..................................        30         17       --
Non-deductible in-process, research
  and development write-off....................       523       --          264
Non-deductible merger expenses.................       938       --         --
Foreign taxes and unbenefited foreign loss.....       459      1,960        114
Net operating loss not benefited (utilized)....      --         --        8,829
Valuation allowance............................    (5,203)    (4,025)      --
Tax-exempt interest income.....................      --         (124)      (453)
Other..........................................       464        110         41
                                                ---------- ---------- ----------
Provision for income taxes.....................    $9,280     $1,083       $417
                                                ========== ========== ==========

Significant components of the Company's deferred tax assets are as follows:

                                                  As of December 31,
                                                ---------------------
                                                   1999       1998
                                                ---------- ----------
                                                   (In thousands)
Deferred tax assets:
  Net operating loss carryforwards.............   $38,125    $10,712
  Reserves and other accrued expenses
    not yet deductible for tax.................     2,564      1,832
  Inventory....................................     4,040      3,088
  Intangible assets............................     4,389      4,157
  Tax credit carryforward......................     4,110      1,800
  Other........................................     2,663        --
                                                ---------- ----------
  Total deferred tax assets....................    55,891     21,589
  Valuation allowance..........................   (50,106)   (16,708)
                                                ---------- ----------
  Net deferred tax assets......................     5,785      4,881
                                                ---------- ----------
Deferred tax liabilities:
  Depreciation.................................    (1,253)      (743)
  Unrealized gain on investment................      (532)       --
  Other........................................       --        (138)
                                                ---------- ----------
  Total deferred tax liabilities...............    (1,785)      (881)
                                                ---------- ----------
Net deferred tax assets........................    $4,000     $4,000
                                                ========== ==========

The valuation allowance increased by approximately $33.4 million and $2.4 million in 1999 and 1998, respectively. Approximately $46.3 million of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

As of December 31, 1999, the Company had federal, state, and foreign net operating loss carryforwards of approximately $103.6 million, $33.5 million, and $7.1 million, respectively, and federal and state tax credit carryforwards of approximately $2.5 million and $2.5 million, respectively. The federal and state net operating loss and credit carryforwards will expire at various dates beginning in years 2001 through 2019, if not utilized. The foreign net operating loss carryforwards have no expiration date.

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

9. Stockholders' Equity

Common Stock Offerings

In July 1998, the Company issued 435,288 shares of common stock at a per share price of $15.62. Net proceeds to the Company approximated $5.5 million.

In September 1999, the Company issued 6,785,000 shares of common stock, including the underwriters' exercise of their over-allotment option for 885,000 shares, priced at $41.00 per share. Net proceeds to the Company were approximately $266.3 million.

Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan (Rights Agreement). Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company's stockholders of record on November 17, 1997. The rights expire on November 5, 2007 unless extended or earlier redeemed or exchanged by the Company. Under the Rights Agreement, each right entitles the registered holder to purchase one-hundredth of a Series B Preferred share of the Company at a price of $55. The rights will become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more or the Company's common stock.

Stock Split

In May 1999, the Company authorized a two-for-one split of its common stock, effected in the form of a stock dividend, which was paid on June 2, 1999 to stockholders of record on May 14, 1999. All of the share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.

In December 1999, the Company authorized a two-for-one split of its common stock, effected in the form of a stock dividend, which was paid on March 14, 2000 to stockholders of record on February 29, 2000. All of the share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.

Share Authorization

In May 1999, the Company's stockholders approved an increase in the Company's authorized shares of its common stock to 70 million shares.

In February 2000, the Company's stockholders approved an increase in the Company's authorized shares of its common stock to 140 million shares.

10. Stock-Based Compensation Plans

Stock Option Plans

The 1992 Stock Option Plan provided for the granting of incentive stock options and nonqualified options to purchase up to 18,232,500 shares of the Company's common stock to officers, directors and key employees at exercise prices of not less than fair value on the date of grant as determined by a committee of the Board of Directors. Options granted were immediately exercisable; however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a one to five year period. Shares not vested at the date of termination of employment may be repurchased by the Company at the original exercise price. No further options will be granted under the 1992 Stock Option Plan.

The Company's 1995 Stock Option Plan was approved by the Board of Directors in January 1995 and by the stockholders in February 1995. The purposes of the 1995 Option Plan are to give the Company's employees and others who perform substantial services to the Company incentive, through ownership of the Company's common stock, to continue in service to the Company, and to help the Company compete effectively with other enterprises for the services of qualified individuals. The 1995 Stock Option Plan permits the grant of incentive stock options to employees, including officers and Directors who are employees, and the award of nonqualified stock options to the Company's employees, officers, Directors, independent contractors, and consultants. The number of shares available for grant was initially 2,850,000 shares. Beginning on the first day of each fiscal year, the number of shares reserved for grant will be increased by 5 percent of the number of shares of common stock outstanding as of the end of the preceding fiscal year. Options granted under the 1995 Stock Option Plan are subject to vesting over a one to five year period and must generally be exercised by the optionee during the period of employment or service with the Company or within a specified period following termination of employment or service. Options currently expire no later than ten years from the date of grant.

As a result of the IOC pooling of interest transaction in May 1999, the Company assumed 233,948 options. Of these options, 47,528 options are subject to performance criteria based on a specified level of increase in earnings over a three year period. To date no stock compensation charge resulted from the grant of these performance options because performance targets have not been met.

The Company has reserved 12,155,940 shares of common stock for future issuance under its Stock Option Plans as of December 31, 1999.

Information with respect to stock option activity is summarized as follows:

                                                   Outstanding Options
                                                 -----------------------
                                                              Weighted-
                                      Available                Average
                                         for      Number of    Exercise
                                        Grant       Shares      Price
                                     ----------- ------------ ----------
Balance at December 31, 1996......    1,823,348    9,186,732      $1.69
  Options granted.................   (2,230,036)   2,230,036       4.15
  Options canceled................      561,072     (561,072)      4.20
  Options exercised...............         --     (1,027,976)      0.59
  Additional options authorized...    2,680,676          --         --
                                     ----------- ------------
Balance at December 31, 1997......    2,835,060    9,827,720       2.22
  Options granted.................   (2,641,904)   2,641,904       5.87
  Options canceled................      627,520     (627,520)      4.96
  Options exercised...............         --     (1,858,400)      1.02
  Additional options authorized...    2,789,360          --         --
                                     ----------- ------------
Balance at December 31, 1998......    3,610,036    9,983,704       3.24
  Options granted.................   (2,967,438)   2,967,438      28.08
  Options canceled................      245,626     (245,626)      8.08
  Options exercised...............         --     (4,294,988)      2.32
  Additional options authorized...    2,857,188        --           --
                                     ----------- ------------
Balance at December 31, 1999......    3,745,412    8,410,528     $12.30
                                     =========== ============

During 1999, the Company granted options to purchase 16,000 shares of common stock to a consultant in exchange for services at an exercise price of $23.25. In connection with the termination of a former executive in 1998, the Company extended the exercise period for options to purchase 16,400 shares of common stock at exercise prices of $3.25 and $6.19. The Company determined compensation expense for these stock options based on the estimated fair value of the options as of the end of each accounting period. Fair value is determined using the Black- Scholes model and the exercise price of the option on the date of the grant, expected life, current stock price, estimated volatility and interest rates over the period of the option, and the option vesting period. As a result, the Company recorded compensation expense associated with these stock options of $1.4 million during 1999.

Under United Kingdom law, the Company is required to pay national insurance tax on the gain on stock options exercised by employees in the United Kingdom. Based on the stock price at December 31, 1999, the Company has a $2.7 million contingent liability that will be charged to operations in the period that the options are exercised.

The following table summarizes information about options outstanding at December 31, 1999:

                        Options Oustanding              Options Exercisable
                 ------------------------------------ ----------------------
                               Weighted-
                                Average    Weighted-              Weighted-
                               Remaining    Average                Average
   Range of         Number    Contractual   Exercise    Number     Exercise
Exercise Prices  Outstanding  Life (Years)   Price    Exercisable   Price
---------------- ------------ ------------ ---------- ----------- ----------
 $0.09 -  $1.52    1,374,972          2.7      $0.21   1,267,770      $0.21
  1.53     3.26    1,189,470          6.6       3.02     729,660       2.89
  3.27     5.00      963,372          7.3       4.29     372,130       4.26
  5.01     6.13      885,894          7.7       5.41     255,542       5.42
  6.14     7.50    1,025,954          8.1       6.29     393,620       6.36
  7.51    17.50      475,700          9.1      13.03       8,350       9.91
 17.51 -  25.00      626,076          9.2      22.87      16,356      22.97
 25.01 -  27.50    1,481,436          9.3      26.71       4,356      26.57
 27.51 - 109.00      387,654          9.7      58.87       1,450      31.00
                 ------------                         -----------
 $0.09 -$109.00    8,410,528          7.4     $12.30   3,049,234      $2.78
                 ============                         ===========

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 1995 Employee Stock Purchase Plan (the ESPP) and initially reserved 1,800,000 shares of common stock for issuance to participants. In May 1998 and 1999, 1,600,000 and 1,200,000 additional shares of common stock were reserved for issuance to participants. Under the ESPP, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. Under the ESPP, the Company sold 1,009,676, 597,380, and 474,760 shares in 1999, 1998 and 1997, respectively and 1,883,416 shares were available for issuance at December 31, 1999. However, it is currently contemplated that the demand for shares for the offering period for the two years ending October 2000 will exceed the number of shares that were available as of the beginning of the offering period. As a result, the Company will incur non-cash charges to operations of approximately $12.1 million, primarily in the 2nd and 3rd quarters of fiscal 2000, based on the difference between the purchase price and the fair value of the common stock for the last share authorization in May 1999.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock-based awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing stock-based compensation plans. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

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

                                   Options                      ESPP
                          -------------------------- --------------------------
                            1999     1998     1997     1999     1998     1997
                          -------- -------- -------- -------- -------- --------
Expected Life...........  5 years  4 years  4 years  6 months 6 months 6 months
Expected Volatility.....     0.80     0.72     0.66     0.91     0.84     0.82
Risk Free Interest Rate.     4.68%    5.15%    6.17%    4.70%    5.06%    5.64%

For the purpose of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized over the awards' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                      Years Ended December 31,
                                   --------------------------------
                                      1999       1998       1997
                                   ---------- ---------- ----------
Pro forma net income (loss).....    ($11,925)    $6,789   ($27,523)
Pro forma net income (loss)
  per share - basic.............      ($0.19)     $0.12     ($0.49)
Pro-forma net income (loss)
  per share - diluted...........      ($0.19)     $0.11     ($0.49)

Weighted-average fair value of options granted during 1999, 1998 and 1997 were $18.75, $3.26 and $2.23, respectively. The weighted-average fair value of ESPP rights granted in 1999, 1998 and 1997 were $32.39, $1.89 and $1.41, respectively.

11. Mergers and Acquisitions

IOC International plc.

On May 18, 1999, the Company merged with IOC, a United Kingdom-based manufacturer of lithium niobate components for long haul fiber optic transmission systems in a pooling of interests transaction. The Company exchanged 2,260,196 shares of SDL common stock and reserved 233,948 shares for IOC options assumed by the Company. Merger related expenses of $2.7 million were recorded in the second quarter of fiscal 1999. Combined and separate results of SDL and IOC for the periods prior and subsequent to the acquisition were as follows (in thousands):

                                               Years ended December 31,
                                            -----------------------------
                                              1999      1998      1997
                                            --------- --------- ---------
Total revenues:
  Prior to April 1, 1999:..
     SDL...................                  $35,730  $106,138   $91,364
     IOC...................                    1,936     6,654    10,755
  Combined results after March 31, 1999..... 149,355       --        --
                                            --------- --------- ---------
                                            $187,021  $112,792  $102,119

Net income (loss):
  Prior to April 1, 1999:..
     SDL...................                   $3,010   $12,823  ($24,679)
     IOC...................                     (387)   (4,920)      326
  Combined results after March 31, 1999.....  22,590                   --
                                            --------- --------- ---------
                                             $25,213    $7,903  ($24,353)

Polaroid Corporation's fiber laser business

In February 1999, the Company acquired the fiber laser business of Polaroid Corporation for $5.3 million in cash, which includes related transaction costs of $0.1 million. The business acquired included all the physical assets, intellectual property, including the assignment of 38 patents and the licensing of 22 patents in the fiber laser and fiber amplifier area, and the ongoing operation of the fiber manufacturing facilities and fiber laser subsystem.

The acquisition was accounted for under the purchase method of accounting. The Company recorded $1.5 million as in-process research and development for development projects that had not yet reached technological feasibility. Intangible assets are being amortized straight-line over a seven year life. In-process research and development was identified and valued through analysis of data provided by Polaroid concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing purchased research and development project. The Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 25 percent. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

In addition, the Company recorded $0.7 million to accrue for certain pre-existing obligations to integrate the fiber laser business. The results of the fiber laser business are not material to the Company's historical consolidated results of operations.

The purchase price allocation for the fiber laser business acquisition was recorded as follows (in thousands):

Inventory .................     $979
Property and equipment.....      229
Intangibles................    2,596
In-process R&D.............    1,495
                            ---------
Net assets acquired........   $5,299
                            =========

Liabilities assumed........      $94
Cash paid, including
transaction costs..........    5,205
                            ---------
Total purchase price.......   $5,299
                            =========

Mr. Laser

In November 1997, the Company acquired all of the outstanding stock of Mr. Laser, Inc., a company involved in the design and development of compact laser marking systems. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $1,202,000, which includes related transaction costs of $22,000 and $187,000 for net acquired liabilities. At the time of acquisition, the Company recorded $753,000 as in-process research and development for development projects that had not yet reached technologic feasibility. To determine the value of in-process research and development, the Company considered, among other factors, the state of development of the compact laser marking system, the costs needed to complete development, and the expected income and risks associated with the inherent difficulties and uncertainties in completing development. Purchase price in excess of amounts allocated to in-process research and development and net acquired liabilities was approximately $453,000 and was allocated to goodwill. Goodwill is being amortized straight-line over a three year life. Mr. Laser's operating results are included in the accompanying consolidated financial statements beginning with November 1997. The results of Mr. Laser prior to the acquisition were not material to the Company's consolidated results of operations.

12. Commitments and Notes Payable

The Company has entered into certain capital leases for equipment. The leases are secured by the related equipment and cash deposits of $0.7 million as of December 31, 1999. The cash deposits are classified as restricted cash on the balance sheet. The Company also leases all of its facilities and certain equipment under operating leases. Most of the operating facilities leases contain 5-year renewal options. The future minimum lease payments as of December 31, 1999, under the related leases are as follows (in thousands):

                                    Capital   Operating
           Fiscal Year               Leases     Leases
---------------------------------- ---------- ----------
  2000............................     1,164      2,402
  2001............................       777      2,372
  2002............................       347        766
  2003............................        50        330
  2004............................         --         --
                                   ---------- ----------
Minimum payments                      $2,338     $5,870
Less interest                          ($362) ==========
                                   ----------
Present value of minimum payments     $1,976
Less current portion                 ($1,011)
                                   ----------
Long-term portion                       $965
                                   ==========

Rent expense was approximately $2.6 million, $2.5 million and $2.2 million, for 1999, 1998 and 1997, respectively.

13. Contingencies

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit in the Northern California Federal District Court against the Company alleging, that a Company fabrication process infringed certain patent rights set forth in a patent owned by Rockwell. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages plus costs. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent is invalid. Rockwell's suit was stayed in 1995 pending resolution of another suit, involving the same patent, brought by Rockwell against the Federal government, and in which SDL had intervened. The suit between the Federal government and Rockwell was resolved in January 1999, by way of a settlement payment of $16.9 million from the Federal government to Rockwell. The Company did not participate in the settlement. As a result of that settlement, the suit was dismissed and the stay of Rockwell's suit against the Company was lifted and the California suit was reactivated. Thereafter, Rockwell filed motions for partial summary judgment alleging that the Company has infringed certain claims of the Rockwell patent and that certain invalidity evidence presented by the Company is not applicable, which motions the Company vigorously opposed in court. A decision on the motions was rendered in the beginning of February 2000. The District Court ruled that the Company infringed the specified claims of Rockwell's patent. The District Court also ruled that the Company could not make the invalidity argument specified by Rockwell's motion. The District Court's ruling prevents the Company from defending against Rockwell's lawsuit on the ground that the Company does not infringe Rockwell's patent. The District Court's ruling will also prevent the Company from making one (but not all) of its invalidity arguments, unless the ruling is changed. (The Company is currently seeking to have the court reconsider its decision on this invalidity argument.) No trial date has been set and additional discovery, which had been stayed pending the decision on the Rockwell's motions, is necessary prior to trial. Despite the District Court's decisions on Rockwell's motions, the Company believes that Rockwell is not entitled to any damages because the patent is invalid and unenforceable, and because Rockwell is guilty of laches and equitable estoppel. Rockwell's patent expired in January 2000, so that it is no longer possible for Rockwell to obtain an injunction stopping the Company from using the fabrication process allegedly covered by Rockwell's patent. While the Company believes that it has meritorious defenses to Rockwell's lawsuit, there can be no assurance that Rockwell will not ultimately prevail in this dispute. The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, Rockwell could be awarded substantial monetary damages. The award of monetary damages against the Company, including past damages, could have a material adverse effect on the Company's business and the results of its operations. Litigation and trial of Rockwell's claim against the Company is also expected to involve significant expense to the Company and could divert the attention of the Company's technical and management personnel. However, because the patent expired in January 2000, the Company will not need a license regardless of the outcome of the litigation.

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

Trial of the Spectra-Physics vs. SDL, Inc. litigation began before the Santa Clara County, California Superior Court on May 7, 1997. On May 19, 1997, before the trial was concluded, the Company, Spectra-Physics and its subsidiary Opto Power Corporation, and Xerox Corporation made a comprehensive settlement of their disputes. During the second quarter of fiscal 1997, the Company included approximately $27.5 million in general and administrative expenses for settlement and related legal costs associated with the resolution of the dispute with Spectra- Physics, Inc.

In addition, the Company is involved in other legal controversies arising in the ordinary course of business.

14. Segments of an Enterprise and Related Information

Reportable Segment

SDL has three reportable segments: communications, research, and industrial laser. The communications business unit develops, designs, manufactures and distributes lasers, modulators, drivers, modules and subsystems for applications in the telecom, cable television, satellite and dense wavelength division multiplexing markets. The research business unit conducts research, development or product customization, involving both communications and printing and material processing applications, for Fortune 500 companies, major international customers, smaller domestic and international companies, and multiple Federal government agencies. Research revenue on the Consolidated Statement of Operations includes research, development, and product customization conducted by all the segments of the Company. The industrial laser business unit develops, designs, manufacturers and distributes lasers and subsystems for applications in the surface heat treating, product marking, digital imaging, digital proofing, and thermal printing solutions markets.

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

Information about reported segment income or loss is as follows (in thousands):

                                   Communica-
                                      tion               Industrial
                                    Products   Research    Laser      Total
                                   ---------- ---------- ---------- ---------
Year ended December 31, 1999:
Revenue from external customers...  $135,343     $4,483    $47,195  $187,021
Amortization......................       310        --         499       809
Segment Operating Income..........   $39,246    ($1,114)   ($4,196)  $33,936

                                   Communica-
                                      tion               Industrial
                                    Products   Research    Laser      Total
                                   ---------- ---------- ---------- ---------
Year ended December 31, 1998:
Revenue from external customers...   $62,045     $7,354    $43,393  $112,792
Amortization......................       645        --         132       777
Segment Operating Income (Loss)...    $2,791       $135     $4,776    $7,702

                                   Communica-
                                      tion               Industrial
                                    Products   Research    Laser      Total
                                   ---------- ---------- ---------- ---------
Year ended December 31, 1997:
Revenue from external customers...   $49,109    $11,020    $41,990  $102,119
Amortization......................       645        --         $26       671
In Process R&D....................       --         --         753       753
Segment Operating Income..........    $2,730       $138      ($912)   $1,956

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                   Years Ended December 31,
                                              -------------------------------
                                                 1999       1998      1997
                                              ---------- ---------- ---------
Operating Income (Loss)
  Total operating income from operating
     segments...............................    $33,936     $7,702    $1,956
  Merger costs..............................     (2,677)       --         --
  In-process R&D and related costs..........     (2,195)       --         --
  Spectra Physics Lawsuit and related
     legal costs............................        --         --   ($27,500)
                                              ---------- ---------- ---------
Total consolidated operating income (loss)..    $29,064     $7,702  ($25,544)
                                              ========== ========== =========

Geographic Information

Information regarding geographic areas for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                           Long-
                                                           Lived
                                              Revenue(a)   Assets
                                              ---------- ----------
Year ended December 31, 1999:
  United States.............................    $90,587    $50,848
  Canada....................................     22,341      8,289
  United Kingdom............................     20,126      6,290
  France....................................     24,642        --
  Japan.....................................      7,869        --
  Italy.....................................      7,453        --
  Germany...................................      5,889        --
  Other foreign countries...................      8,114        --
                                              ---------- ----------
         Total                                 $187,021    $65,427
                                              ========== ==========

                                                           Long-
                                                           Lived
                                              Revenue(a)   Assets
                                              ---------- ----------
Year ended December 31, 1998:
  United States.............................    $82,882    $33,624
  Canada....................................      6,503      3,016
  United Kingdom............................      4,340      6,917
  Germany...................................      4,771        --
  France....................................      4,308        --
  Japan.....................................      6,886        --
  Other foreign countries...................      3,102        --
                                              ---------- ----------
         Total                                 $112,792    $43,557
                                              ========== ==========

                                                           Long-
                                                           Lived
                                              Revenue(a)   Assets
                                              ---------- ----------
Year ended December 31, 1997:
  United States.............................    $76,171    $28,249
  Canada....................................      2,175      1,366
  United Kingdom............................     10,851      6,054
  Germany...................................      2,936        --
  France....................................      3,221        --
  Japan.....................................      4,123        --
  Other foreign countries...................      2,642        --
                                              ---------- ----------
         Total                                 $102,119    $35,669
                                              ========== ==========

(a) Revenue is attributed to countries based on the location of customers.

Major Customers

During fiscal 1999, three communication product customers and their affiliates accounted for 15 percent, 11 percent and 11 percent of revenues, respectively. During fiscal 1998 and 1997, another customer purchased products from the communication and industrial laser segments that accounted for a combined 13 percent and 17 percent of revenues, respectively.

15. Employee Benefit Plan

In 1990, the Company established the SDL, Inc. Profit Sharing and Saving Plus Plan (the Plan) that covers substantially all U.S. full-time employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Participants may defer up to 20 percent of their pre-tax earnings (up to the Internal Revenue Service limit). The Company matches 50 percent of employee contributions up to a maximum of 5 percent of the participant's pre-tax earnings. The participants' as well as the Company's matching contributions are fully vested. Company contributions to the Plan were approximately $0.7 million, $0.6 million, and $0.5 million for 1999, 1998, and 1997, respectively.

16. Subsequent Events (unaudited)

In February 2000, the Company entered into an agreement to acquire Veritech Microwave, Inc. ("Veritech") for 3,000,000 shares of the Company's common stock with a fair value of approximately $621 million. Veritech is a privately held company located in South Plainfield, New Jersey, and the transaction is subject to certain regulatory approvals. Veritech designs, develops, manufactures and markets optoelectronic modules for long haul undersea and terrestrial fiber optic transmission systems. The acquisition is anticipated to close in the second quarter of fiscal 2000 and will be accounted for under the purchase method of accounting. The Company believes it may write-off significant amounts related to in-process research and development when the acquisition is completed.

In March 2000, the Company acquired Queensgate Instruments, Limited ("Queensgate") for initial consideration of $3 million of cash and 347,962 shares of the Company's common stock with a fair value of approximately $77 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the ten months ended December 31, 2000 and the twelve months ended December 31, 2001. Queensgate was a privately held company and is located in Bracknell, United Kingdom. Queensgate designs, develops, manufactures and markets optical network monitoring modules for long haul terrestrial fiber optic transmission systems. The acquisition will be accounted for under the purchase method of accounting. The Company believes it may write-off significant amounts related to in-process research and development in the first quarter of fiscal 2000 as a result of the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.

Report of Arthur Andersen, Independent Auditors.

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.

(a)(2). FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is filed as part of this annual report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therin is included in the Company's consolidated financial statements set forth in Item 8 of this Form 10-K and the notes therto.

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
Description                           Period    Expenses   tions(1)    Period
----------------------------------- ---------- ---------- ---------- ----------
Allowance for doubtful accounts
 receivable

Year ended December 31, 1999.....      $1,005     $1,500       ($41)    $2,464
                                    ========== ========== ========== ==========

Year ended December 31, 1998.....      $1,190       $943    ($1,128)    $1,005
                                    ========== ========== ========== ==========

Year ended December 31, 1997.....        $780       $442       ($32)    $1,190
                                    ========== ========== ========== ==========

----------

(1) Uncollectible accounts written off.

(a)(3) EXHIBITS.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

SDL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDL, INC.

(Registrant)

Date: March 27, 2000

By:	/s/ Michael L. Foster

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
/s/ Donald R. Scifres        Chairman of the Board and          March 27, 2000
    -----------------------    Chief Executive Officer
    Donald R. Scifres          (Principal Executive Officer)

/s/ Michael L. Foster        Chief Financial Officer and        March 27, 2000
    -----------------------    Treasurer ( Principal Financial
    Michael L. Foster          and Accounting Officer)

/s/ Keith B. Geeslin         Director                           March 27, 2000
    -----------------------
    Keith B. Geeslin

/s/ Anthony B. Holbrook      Director                           March 27, 2000
    -----------------------
    Anthony B. Holbrook

/s/ Mark B. Myers            Director                           March 27, 2000
    -----------------------
    Mark B. Myers

/s/ Frederic N. Schwettmann  Director                           March 27, 2000
    -----------------------
    Frederic N. Schwettmann

SDL, Inc.

Annual Report on Form 10-K

for the fiscal year ended December 31, 1999

 Exhibit
  Number                        Exhibit Description
----------  ------------------------------------------------------------
      3.1   Form of Registrant's Restated Certificate of
            Incorporation. (6)

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

    10.15   Employment Agreement between Gregory P. Dougherty and the
            Registrant, dated October 1, 1998. (5)

    10.16   Promissory Note Secured by Deed of Trust dated May 1, 1997 made by Gregory P. Doughtery and Nancy E. Dougherty payable to the Company. (4)

     21.1   Subsidiaries

     23.1   Consent of Ernst & Young LLP, Independent Auditors

     23.2   Consent of Arthur Andersen, Chartered Accountants

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

(5) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form 10-K, filed with the SEC on March 25, 1999.

(6) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement Form S-3 (Commission File No. 333-32068) filed with the SEC on March 9, 2000.

* Management contracts or compensatory plans or arrangements.