Form 10-Q
period 2000-03-31
SDL INC
filed 2000-05-15
CIK 934741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

The number of shares outstanding of the issuer's common stock as of May 10, 2000 was 76,549,877.

SDL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999

        Condensed Consolidated Statements of Operations - three months ended March 31, 2000 and 1999

        Condensed Consolidated Statements of Cash Flows - three months ended March 31, 2000 and 1999

        Notes To Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        Introduction

        Results of Operations

        Liquidity and Capital Resources

        Impact of Year 2000

        Risk Factors

Item 3: Quantitative and Qualitative Disclosures about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

SDL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                 March 31,    December 31,
                                                    2000          1999
                                                ------------  ------------
                                                (unaudited)       (1)
                         ASSETS
Current Assets:
  Cash and cash equivalents ....................   $238,239      $153,016
  Short-term marketable securities .............     76,903       161,120
  Accounts receivable, net .....................     49,652        41,445
  Inventories ..................................     36,971        32,070
  Prepaid expenses and other current assets ....      3,628         3,659
                                                ------------  ------------
Total current assets ...........................    405,393       391,310
Property and equipment, net ....................     65,670        59,772
Long-term marketable securities ................          0            --
Restricted cash ................................        680           686
Goodwill and other intangibles, net.............     93,258         2,948
Other assets ...................................     15,271         6,237
                                                ------------  ------------
Total assets ...................................   $580,272      $460,953
                                                ============  ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................    $19,151       $18,277
  Accrued payroll and related expenses .........      4,118        10,717
  Income taxes payable .........................      8,854         1,093
  Current portion of capital leases ............        874         1,011
  Other accrued liabilities ....................      7,498         4,950
                                                ------------  ------------
Total current liabilities ......................     40,495        36,048

Long-term liabilities:
  Capital leases ...............................        860           965
  Other long-term liabilities ..................     13,667         3,792
                                                ------------  ------------
Total long-term liabilities ....................     14,527         4,757

Commitments and contingencies

Stockholders' equity:
  Preferred stock...............................         --            --
  Common stock..................................         73            72
  Additional paid-in capital ...................    518,191       425,993
  Accumulated other comprehensive income........        216         1,557
  Retained Earnings (Accumulated deficit).......      6,770        (7,474)
                                                ------------  ------------
Total stockholders' equity .....................    525,250       420,148
                                                ------------  ------------
Total liabilities and stockholders' equity .....   $580,272      $460,953
                                                ============  ============

(1) The balance sheet at December 31, 1999 has been derived from the audit financial statements at that date.

SDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data - unaudited)

                                        Three Months Ended
                                       March 31,
                                       --------------------
                                         2000       1999
                                       --------- ----------

Revenue................................ $72,206    $37,666
Cost of revenue........................  37,616     23,033
                                       --------- ----------
  Gross margin.........................  34,590     14,633

Operating expenses:
  Research and development............    5,903      3,781
  Selling, general and administrative.    7,298      5,680
  In-process research and development.    1,200      1,495
  Amortization of purchased
   intangibles........................    1,744        179
                                       --------- ----------
Total operating expenses..............   16,145     11,135
                                       --------- ----------
Operating income .....................   18,445      3,498
Interest income and other, net........    4,485        286
                                       --------- ----------
Income before income taxes............   22,930      3,784
Provision for income taxes............    8,686      1,161
                                       --------- ----------
Net income............................  $14,244     $2,623
                                       ========= ==========

Net income per share - basic..........    $0.20      $0.04
                                       ========= ==========

Net income per share - diluted........    $0.19      $0.04
                                       ========= ==========
Number of weighted average
  shares - basic......................   72,019     60,176
                                       ========= ==========
Number of weighted average
  shares - diluted....................   76,507     64,296
                                       ========= ==========

      See accompanying notes.

SDL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands - unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                        --------------------
                                                          2000       1999
                                                        ---------  ---------
OPERATING ACTIVITIES:
 Net income............................................  $14,244     $2,623
                                                        ---------  ---------
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation .....................................    3,148      3,010
     Amortization of intangibles.......................    1,744        179
     Stock-based compensation..........                      654         68
     In-process research and development...............    1,200      1,495
     Changes in operating assets and liabilities:
        Accounts receivable............................   (6,578)    (5,687)
        Inventories....................................   (3,236)    (2,029)
        Accounts payable...............................   (1,532)    (1,457)
        Accrued payroll and related expenses...........   (6,748)       342
        Income taxes payable...........................    7,761       (438)
        Other accrued liabilities......................     (486)       447
        Long-term liabilities..........................     (962)       623
        Other..........................................     (552)      (428)
                                                        ---------  ---------
 Total adjustments.....................................   (5,587)    (3,875)
                                                        ---------  ---------
Net cash provided by (used in) operating activities....    8,657     (1,252)
                                                        ---------  ---------
INVESTING ACTIVITIES:
 Acquisition of property and equipment, net............   (6,479)    (7,393)
 Acquisition of the fiber laser business of Polaroid...     --       (5,055)
 Acquisition of Queensgate, net of cash acquired.......   (3,988)      --
 Sale (purchase) of marketable securities, net.........   83,013      2,147
                                                        ---------  ---------
Net cash provided by (used in) investing activities....   72,546    (10,301)
                                                        ---------  ---------
FINANCING ACTIVITIES:
 Issuance of stock pursuant to employee stock plans....    4,385      3,016
 Payments on capital leases............................     (371)      (380)
 Decrease (increase) in restricted cash................        6         36
 Other.................................................     --         (232)
                                                        ---------  ---------
Net cash provided by financing activities..............    4,020      2,440
                                                        ---------  ---------
Net increase (decrease) in cash and cash equivalents...   85,223     (9,113)
Net cash activity of IOC for the three
  months ended December 31, 1998.......................     --       (1,163)
Cash and cash equivalents at beginning of period.......  153,016     17,023
                                                        ---------  ---------
Cash and cash equivalents at end of period............. $238,239     $6,747
                                                        =========  =========

      See accompanying notes.

SDL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2000

1. Basis of Presentation and Business Activities

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiaries, SDL Optics, SDL Integrated Optics and SDL Queensgate. Intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of the Company's Canadian subsidiary (SDL Optics) is the U.S. dollar. The financial statements of the Canadian subsidiary are remeasured into U.S. dollars for the purposes of consolidation using the historical exchange rates in effect at the date of the transactions. Remeasurement gains and losses are recorded in the income statement and have not been material to date. The functional currency of the Company's United Kingdom subsidiaries is the British Pound Sterling. All assets and liabilities of the Company's United Kingdom subsidiaries (SDL Integrated Optics and SDL Queensgate) are translated at the exchange rate on the balance sheet date. Revenues and costs and expenses are translated at weighted average rates of exchange prevailing during the period. Translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in interest income and other, net and were immaterial for all periods presented.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The first fiscal quarter of 2000 and 1999 ended on March 31, 2000 and April 2, 1999, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar quarter.

In December 1999, the Company authorized a two-for-one split of its common stock, effected in the form of a 100 percent stock dividend, which was paid on March 14, 2000 to stockholders of record on February 29, 2000. All of the share and per share data in these financial statements have been retroactively adjusted to reflect the stock split.

In February 2000, the Company's stockholders approved an increase in the Company's authorized shares of its common stock from 70 million shares to 140 million shares.

On March 8, 2000 Queensgate was acquired by SDL in a transaction accounted for as a purchase. Queensgate was a privately held company and is located in Bracknell, United Kingdom. Queensgate designs, develops, manufactures and markets optical network monitoring modules for long haul terrestrial fiber optic transmission systems. The acquisition agreement provided for initial consideration of $3 million of cash and 347,962 shares of the Company's common stock with a fair value of approximately $77 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the 10 months ending December 31, 2000 and the twelve months ending December 31, 2001. In addition, SDL issued options in exchange for outstanding Queensgate options with the number of shares and the exercise price appropriately adjusted by the exchange ratio. See note 6, Acquisitions.

In April 2000, the Company acquired Veritech Microwave, Inc. ("Veritech") for 3,000,000 shares of the Company's common stock with a fair value of approximately $621 million. Veritech was a privately held company located in South Plainfield, New Jersey. Veritech designs, develops, manufactures and markets optoelectronic modules for long haul undersea and terrestrial fiber optic transmission systems. The acquisition will be accounted for under the purchase method of accounting. The Company believes it may write-off significant amounts related to in-process research and development during the second quarter of fiscal 2000.

In May 2000, the Company entered into an agreement to acquire Photonic Integration Research, Inc. (PIRI) for 10,200,000 shares of the Company's common stock with a fair value of approximately $1.8 billion and a $31.25 million cash payment. PIRI, a privately held company located in Columbus, Ohio, is a leading manufacturer of arrayed waveguide gratings (AWGs) that enable the routing of individual wavelength channels in fiber optic systems. These products are used in optical multiplexing (mux) and demultiplexing (demux) applications for dense wavelength division multiplexed (DWDM) fiber optic systems. The acquisition is anticipated to close in the second quarter of fiscal 2000 and will be accounted for under the purchase method of accounting. The Company believes it may write-off significant amounts related to in-process research and development when the acquisition is completed and that quarterly amortization of purchased intangibles will also be substantial.

As a result of the substantial increase in the market price of the Company's Common Stock beginning in the fourth quarter of 1998, and the resulting increased levels of employee participation in the Company's Employee Stock Purchase Plan ("ESPP"), it is currently contemplated that the number of shares issuable pursuant to the Company's ESPP in fiscal 2000 will exceed the number of shares that were available under the Plan at the beginning of the October 1998 employee purchase period. As a result, the Company expects to incur non-cash charges to operating results aggregating approximately $12.1 million. These charges will occur primarily in the second and third quarters of fiscal 2000.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides that if registrants have not applied the accounting therein they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, will be effective for the Company no later than the second quarter of 2000. The Company does not believe that adoption of SAB 101 will have a material impact on its financial condition or results of operations.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                       Three Months Ended
                                           March 31,
                                      -------------------
                                        2000      1999
                                      --------- ---------
   Numerator:
   Net income........................  $14,244    $2,623
                                      ========= =========
   Denominator:
   Denominator for basic net income
     per share - weighted average
     shares..........................   72,019    60,176
   Incremental common shares
     attributable to shares
     issuable under employee stock
     plans...........................    4,488     4,120
                                      --------- ---------
   Denominator for diluted net
     income per share adjusted
     weighted average shares and
     assumed conversions.............   76,507    64,296
                                      ========= =========

   Net income per share - basic......    $0.20     $0.04
                                      ========= =========

   Net income per share - diluted....    $0.19     $0.04
                                      ========= =========

3. Inventories

The components of inventories consist of the following (in thousands):

                              March 31,     December 31,
                                 2000           1999
                             ------------   ------------
Raw materials .............      $12,956        $15,115
Work-in-process............       21,174         14,615
Finished Goods.............        2,841          2,340
                             ------------   ------------
                                 $36,971        $32,070
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

Total comprehensive income amounted to approximately $12.9 million for the first quarter 2000 compared to a comprehensive income of $1.9 million for the first quarter of 1999.

5. Segment Reporting

SDL has two reportable segments: communications and industrial laser. The communications business unit develops, designs, manufactures and distributes lasers, modulators, drivers, modules and subsystems for applications in the telecom, cable television, satellite and dense wavelength division multiplexing markets. The industrial laser business unit develops, designs, manufacturers and distributes lasers and subsystems for applications in the surface heat treating, product marking, digital imaging, digital proofing, and thermal printing solutions markets.

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

Information about reported segment income or loss is as follows (in thousands):

                                  Communica-
                                     tion    Industrial
                                   Products    Laser      Total
                                  ---------- --------- -----------
Quarter ended March 31, 2000:
Revenue from external customers...  $60,876   $11,330     $72,206
Segment Operating Income (loss)...  $23,245   ($1,856)    $21,389

                                  Communica-
                                     tion    Industrial
                                   Products    Laser      Total
                                  ---------- --------- -----------
Quarter ended March 31, 1999:
Revenue from external customers...  $28,568    $9,098     $37,666
Segment Operating Income .........   $5,738      $134      $5,872

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                          For the three months
                                                           ended March 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------- ----------
Operating Income
  Total operating income from operating
     segments...............................              $21,389     $5,872
  Amortization of intangibles...............               (1,744)      (179)
  In-process R&D and related costs..........               (1,200)    (2,195)
                                                       ----------- ----------
Total consolidated operating income ........              $18,445     $3,498
                                                       =========== ==========

Major Customers

During the first three months of 2000, four communication product customers and their affiliates accounted for 17 percent, 16 percent, 13 percent and 13 percent of revenues, respectively. During fiscal 1999, three communication product customers and their affiliates accounted for 15 percent, 11 percent and 11 percent of revenues, respectively.

6. Acquisitions

Queensgate

Overview

On March 8, 2000 Queensgate merged with SDL in a transaction accounted for as a purchase. Queensgate was a privately held company and is located in Bracknell, United Kingdom. Queensgate designs, develops, manufactures and markets optical network monitoring modules for long haul terrestrial fiber optic transmission systems. The merger agreement provided for initial consideration of $3 million of cash and 347,962 shares of the Company's common stock with a fair value of approximately $77 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the 10 months ended December 31, 2000 and the twelve months ended December 31, 2001. In addition, SDL issued options in exchange for outstanding Queensgate options with the number of shares and the exercise price appropriately adjusted by the exchange ratio.

Valuation Methodology

In accordance with the provisions of Accounting Principle Board Opinion No. 16 (APB No. 16), Business Combinations, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired business (purchase price) on the basis of the respective fair values. This included the portion of the purchase price properly attributable to incomplete research and development projects that should be expensed according to the requirements of Interpretation 4 of Statement of Financial Accounting Standards No. 2.

Intangible assets were identified through: (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets; and (iii) analysis of data available concerning the business products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates.

The economic and competitive environment in which the Company and Queensgate operate was also considered in the valuation.

Specifically, in-process research and development, core technology and existing technology was identified and valued through extensive interviews and discussion with the Company and Queensgate's management. The valuation of in-process research and development included an analysis of data provided by Queensgate concerning the products in development, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the in-process research and development, core technology and existing technology. Tradename was valued using the Brand Savings approach and workforce was valued using the estimated cost of recruiting and training replacement workers.

The total purchase cost and purchase price allocation of the Queensgate merger is as follows (in thousands):

Value of securites issued.........         $77,376
Cash..............................           3,000
Assumption of Queensgate options..           1,502
                                         ----------
                                            81,878
Estimated transaction costs......            1,125
                                         ----------
Total purchase cost..............           83,003

                                                      Annual
                                           Amount   Amortization
Purcahse price allocation:
  Tangible net deficit...........           (1,570)     n/a        n/a
  Tradename......................            2,000          400  5 years
  Core technologoy...............           12,000        2,400  5 years
  Existing technology............            6,200        1,240  5 years
  In process technology..........            1,200      n/a        n/a
  Workforce......................            1,500          300  5 years
  Goodwill.......................           70,353       14,071  5 years
  Deferred tax liabilities.......           (8,680)     n/a        n/a
                                         ---------- ------------
  Total estimated purchase
    price allocation.............           83,003       18,411

The purchase price allocation is preliminary and, therefore, subject to change based on the Company's final analysis and receipt of a final report by a valuation specialist used by the Company to assist in the purchase price allocation.

Assumptions

The Income Approach used by the Company to value in-process research and development, core technology and existing technology included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

Revenue

Revenue estimates were developed based on: (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenues, (iii) growth rates for the telecommunications industry, (iv) the aggregate size of the telecommunication industry, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology.

The estimated product development cycle for the new product was 12 months.

Operating Expenses

Operating expenses used in the valuation analysis of Queensgate included: cost of goods sold, selling, general and administrative expenses, and research and development expenses.

In developing future expense estimates, an evaluation of both the Company and Queensgate's overall business model, specific product results, including both historical and expected direct expense levels, as appropriate, and an assessment of general industry metrics was conducted.

Cost of goods sold

Costs of goods sold, expressed as a percentage of revenue, for the core, existing and in-process technologies ranged from 61 percent for the twelve months ending March 31, 2001 to 53 percent in fiscal 2002 and beyond.

Selling, general and administrative expenses

Selling, general and administrative expenses, expressed as a percentage of revenue, for the core, existing, and in-process technologies 17 percent for the twelve months ending March 31, 2001 to 11 percent in fiscal 2002 and beyond.

Research and development expense

Research and development expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information, also referred to as "maintenance" research and development. Maintenance research and development includes all activities undertaken after a product is available for general release to customers to keep the product updated with current customer specifications. These activities include routine changes and additions. The maintenance research and development expense was estimated to be 1 percent of revenue for the core, existing, and in-process technologies throughout the estimation period.

Effective tax rate

The effective tax rate was determined based on federal and state statutory tax rates and was determined to be 41 percent.

Discount rate

The discount rate for Queensgate's core, existing, and in-process technologies were 18 percent, 14 percent and 20 percent, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the weighted average cost of capital and (ii) the weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's weighted average cost of capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average cost of capital, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

The in-process research and development was comprised of one project and amounted to $1.2 million of the total purchase price and was charged to expense during the quarter ended March 31, 2000. The estimated cost of completion of the in-process research and development project is $0.2 million. The acquired existing technology is comprised of products in Queensgate portfolio that are already technologically feasible. The Company expects to amortize the acquired existing technology of approximately $6.2 million on a straight-line basis over an estimated remaining useful life of 5 years.

The core technology represents Queensgate trade secrets and patents developed through years of experience designing and manufacturing optical network monitoring modules. This know-how enables the Company to develop new and improve existing optical network monitoring modules, processes, and manufacturing equipment. The Company expects to amortize the core technology of approximately $12.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

The trade names include the Queensgate trademark and trade name as well as all branded Queensgate products. The Company expects to amortize the trade names of approximately $2.0 million on a straight-line basis over an estimated remaining useful life of 5 years.

The acquired assembled workforce is comprised of over 100 skilled employees across Queensgate's General and Administration, Research and Development, Sales and Marketing, and Manufacturing groups. The Company expects to amortize the assembled workforce of approximately $1.5 million on a straight-line basis over an estimated remaining useful life of 5 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is amortized on a straight-line basis over an estimated useful life of 5 years.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999 and excludes the write-off of purchased in process research and development of $1.2 million:

(In thousands,                       For the three months
except per share amounts)             ended March 31,
                                  ---------------------------
                                      2000           1999
                                  ------------   ------------

Revenues..........................    $73,897        $40,122
Net income (loss).................    $11,901        ($5,126)
Earnings (loss) per share-basic...      $0.16         ($0.08)
Earnings (loss) per share-diluted.      $0.15         ($0.08)

These pro-forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

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

In addition, the Company recorded $0.7 million to accrue for certain pre- existing obligations to integrate the fiber laser business. The results of the fiber laser business are not material to the Company's historical consolidated results of operations.

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
                            =========

7. Contingencies

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit in the Northern California Federal District Court against the Company alleging, that a Company fabrication process infringed certain patent rights set forth in a patent owned by Rockwell. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages plus costs. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent is invalid. Rockwell's suit was stayed in 1995 pending resolution of another suit, involving the same patent, brought by Rockwell against the Federal government, and in which SDL had intervened. The suit between the Federal government and Rockwell was resolved in January 1999, by way of a settlement payment of $16.9 million from the Federal government to Rockwell. The Company did not participate in the settlement. As a result of that settlement, the suit was dismissed and the stay of Rockwell's suit against the Company was lifted and the California suit was reactivated. Thereafter, Rockwell filed motions for partial summary judgment alleging that the Company has infringed certain claims of the Rockwell patent and that certain invalidity evidence presented by the Company is not applicable, which motions the Company vigorously opposed in court. A decision on the motions was rendered in the beginning of February 2000. The District Court ruled that the Company infringed the specified claims of Rockwell's patent. The District Court also ruled that the Company could not make the invalidity argument specified by Rockwell's motion. The District Court's ruling prevents the Company from defending against Rockwell's lawsuit on the ground that the Company does not infringe Rockwell's patent. The District Court's ruling will also prevent the Company from making one (but not all) of its invalidity arguments. No trial date has been set and additional discovery, which had been stayed pending the decision on the Rockwell's motions, is necessary prior to trial. Despite the District Court's decisions on Rockwell's motions, the Company believes that Rockwell is not entitled to any damages because the patent is invalid and unenforceable, and because Rockwell is guilty of laches and equitable estoppel. Rockwell's patent expired in January 2000, so that it is no longer possible for Rockwell to obtain an injunction stopping the Company from using the fabrication process allegedly covered by Rockwell's patent. While the Company believes that it has meritorious defenses to Rockwell's lawsuit, there can be no assurance that Rockwell will not ultimately prevail in this dispute. The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, Rockwell could be awarded substantial monetary damages. The award of monetary damages against the Company, including past damages, could have a material adverse effect on the Company's results of operations. Litigation and trial of Rockwell's claim against the Company is also expected to involve significant expense to the Company and could divert the attention of the Company's technical and management personnel. However, because the patent expired in January 2000, the Company will not need a license regardless of the outcome of the litigation.

8. Subsequent Events

In April 2000, the Company acquired Veritech Microwave, Inc. ("Veritech") for 3,000,000 shares of the Company's common stock with a fair value of approximately $621 million. Veritech was a privately held company located in South Plainfield, New Jersey. Veritech designs, develops, manufactures and markets optoelectronic modules for long haul undersea and terrestrial fiber optic transmission systems. The acquisition will be accounted for under the purchase method of accounting. The Company believes it may write-off significant amounts related to in-process research and development during the second quarter of fiscal 2000.

In May 2000, the Company entered into an agreement to acquire Photonic Integration Research, Inc. (PIRI) for 10,200,000 shares of the Company's common stock with a fair value of approximately $1.8 billion and a $31.25 million cash payment. PIRI, a privately held company located in Columbus, Ohio, is a leading manufacturer of arrayed waveguide gratings (AWGs) that enable the routing of individual wavelength channels in fiber optic systems. These products are used in optical multiplexing (mux) and demultiplexing (demux) applications for dense wavelength division multiplexed (DWDM) fiber optic systems. The acquisition is anticipated to close in the second quarter of fiscal 2000 and will be accounted for under the purchase method of accounting. The Company believes it may write-off significant amounts related to in-process research and development when the acquisition is completed and that quarterly amortization of purchased intangibles will also be substantial.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

SDL designs, manufactures and markets semiconductor lasers, fiber optic related products and optoelectronic modules and systems. Since 1996, the Company strategy has strongly focused on providing solutions for optical communications. The Company's optical communication dense wavelength division multiplexing (DWDM) products power the transmission of data, voice and Internet information over fiber optic networks to meet the needs of telecommunications, data communications, cable television and satellite communications applications. The demand for DWDM solutions accelerated significantly in 1999 due to the technology's unique ability to expand network bandwidth and provide much faster transmission of data, voice and video signals. With the qualification of the Company's new wafer fabrication facility in the first half of 1998 and expansion of yields and assembly and test capacity in 1999 and the first quarter of 2000, the Company was able to successfully ramp capacity and achieve significant revenue and profit growth. Revenue from fiber optic communications products increased by 179 percent in 1999 compared to 1998; this continued in the first quarter of 2000 as fiber communication revenue rose 35 percent sequentially. SDL products were also able to capture a strong position in the undersea fiber optic communications market, where Company revenue increased from less than 1 percent of total revenue in 1998 to 31 percent of total revenue in the first quarter of 2000. SDL's optical products also serve a wide variety of non- communications applications, including materials processing and high resolution printing. Because of the diversity of products, customers and applications, gross margin tends to fluctuate based in part on the mix of revenue in each reported period.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The first fiscal quarter of 2000 and 1999 ended on March 31, 2000 and April 2, 1999, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

RESULTS OF OPERATIONS

Revenue. Total revenue for the quarter ended March 31, 2000 increased 92 percent to $72.2 million compared to $37.7 million in the corresponding 1999 quarter. Demand for the Company's dense wavelength division multiplexing (DWDM) products provided substantially all of the revenue growth during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Revenue generated from SDL's DWDM products, including 980nm undersea pump lasers and terrestrial pump modules, lithium niobate light modulators and drivers, light amplifiers, fiber gratings, and optical network monitoring products, increased 163 percent from the prior year quarter. Undersea DWDM revenue is up over twelve times that of the prior year quarter. During the three months ended March 31, 2000, the communication products represented 83 percent of total revenue compared to 73 percent in the prior year quarter. Results of the first quarter 2000 include the results of Queensgate from the closing of its acquisition on March 8th. SDL Queensgate contributed $0.9 million to consolidated revenue for the quarter ended March 31, 2000.

Revenues for the three months ended March 31, 2000 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Margin. Gross margin increased 9 percentage points from the prior year quarter to 48 percent for the three months ended March 31, 2000 compared to 39 percent from the prior year quarter. The increase in gross margin was primarily due to the following: (i) a more favorable mix of higher margin DWDM revenue, especially increased shipments of pump lasers for undersea fiber systems, as compared to revenue derived from lower margin industrial laser and satellite communication revenue, and (ii) reduction of costs due to increased yields and factory volume. These favorable factors were partially offset by higher employee benefit costs.

The Company's gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, pricing pressures and product yield. Generally, the cost of newer products has tended to be higher as a percentage of revenue than that of more mature, higher volume products. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margin percentages at historical levels in future periods.

Research and Development. Research and development expense was $5.9 million, or 8 percent of revenue for the quarter ended March 31, 2000 as compared to $3.8 million, or 10 percent of revenue for the quarter ended March 31, 1999. The increase in research and development spending is primarily due to the continued development and enhancement of the Company's fiber optic communication products. The Company expects to commit substantial resources to product development in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods, although research and development expenses may vary as a percentage of revenue.

Selling, General and Administrative. Selling, general and administrative (SG&A) expense was $7.3 million, or 10 percent of revenue for the quarter ended March 31, 2000 as compared to $5.7 million, or 15 percent of revenue for the quarter ended March 31, 1999. The increase in SG&A spending was primarily due to the following: (i) higher personnel-related costs to support the growth in revenues and operations; (ii) increased professional service expenses; and, (iii) increase in non-cash stock compensation charges of $0.6 million. These factors were partially offset by charges incurred related to the implementation of the Company's enterprise resource planning software during the prior year quarter. There can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

In-process research and development. During March 2000, the Company acquired Queensgate Instruments, Limited which resulted in the write-off of purchased in-process research and development (IPR&D) of $1.2 million. The Company's acquisition of the fiber laser business from Polaroid during the first quarter 1999 resulted in the write-off of purchased IPR&D of $1.5 million. In the second quarter of 2000, an IPR&D write-off is anticipated related to the Company's acquisition of Veritech Microwave, Inc. and Photonic Integration Research, Inc.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete the remaining development efforts; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends.

Discount rates were derived from a weighted average cost of capital analysis, adjusted to reflect the relative risks inherent in each entity's development process, including the probability of achieving technological success and market acceptance. The IPR&D charge includes the fair value of IPR&D completed. The fair value assigned to developed technology is included in identifiable intangible assets, and no value is assigned to IPR&D to be completed or to future development. The Company believes the amounts determined for IPR&D, as well as developed technology, are representative of fair value and do not exceed the amounts an independent party would pay for these projects. Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

Interest Income, net. Net interest income for the three months ended March 31, 2000 was $4.5 million compared to $0.3 million for the corresponding 1999 period. The increase in interest income was primarily due to the interest earned on interest bearing securities purchased with proceeds from the Company's September 1999 stock offering.

Provision for Income Taxes. The Company recorded a provision for income taxes of $8.7 million for the three months ended March 31, 2000. Excluding the impact of the in-process research and development charge in 2000, the effective tax rate for the first three months of 2000 was 36 percent, compared to 31 percent for the first three months of 1999. The increase in the 2000 tax rate is primarily attributable to the Company's utilization of the remainder of federal and state tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's combined balance of cash, cash equivalents and marketable securities was $315.1 million. Operating activities generated $8.7 million during the three months ended March 31, 2000 primarily the result of net income, non-cash expenses for depreciation and amortization, and an increase in income taxes payable offset by increases in accounts receivable and inventory and decreases in accrued payroll and accounts payable.

Cash used in investing activities was $72.5 million in the three months ended March 31, 2000. The Company incurred capital expenditures of $6.5 million for facilities expansion and capital equipment purchases to expand its manufacturing capacities for its fiber optic communication products. The Company currently expects to spend approximately $50 million for capital equipment purchases and leasehold improvements during the remainder of 2000. During the first three months of 2000, the Company invested excess net cash of $83.0 million in short term investments. In addition, the Company acquired Queensgate during the first quarter of 2000 resulting in net cash payments of $3.9 million.

The Company generated $4.4 million from financing activities during the first three months of 2000 from the issuance of stock under employee stock plans, offset by capital lease payments.

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

BUSINESS ACQUISITIONS

Queensgate

The Income Approach used by the Company to value in-process research and development, core technology and existing technology included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

Revenue estimates were developed based on: (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenues, (iii) growth rates for the telecommunications industry, (iv) the aggregate size of the telecommunication industry, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology.

The estimated product development cycle for the new product was 12 months.

Operating expenses used in the valuation analysis of Queensgate included: cost of goods sold, selling, general and administrative expenses, and research and development expenses.

In developing future expense estimates, an evaluation of both the Company and Queensgate's overall business model, specific product results, including both historical and expected direct expense levels, as appropriate, and an assessment of general industry metrics was conducted.

The effective tax rate was determined based on federal and state statutory tax rates and was determined to be 41 percent.

The discount rate for Queensgate's core, existing, and in-process technologies were 18 percent, 14 percent and 20 percent, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the weighted average cost of capital and (ii) the weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's weighted average cost of capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average cost of capital, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

The in-process research and development was comprised of one project and amounted to $1.2 million of the total purchase price and was charged to expense during the quarter ended March 31, 2000. The estimated cost of completion of the in-process research and development project is $0.2 million.

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

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, plans, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding research and development expenditures, capital equipment purchases and leasehold improvement expenditures, expected effective tax rate, expected expenditures during 2000, sufficiency of cash an and the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks discussed above in the MD&A and the factors detailed below. You should also consult the risk factors listed in the Company's Registration Statement on Form 10-K filed with the SEC on March 30, 2000, and from time to time in the Company's Reports on Forms 10-Q, 8-K, and Annual Reports to Stockholders.

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

  wafer processing,

  device packaging,

  fiber production and grating fabrication,

  hybrid microelectronic packaging,

  module assembly,

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

  shortages of parts or equipment,

  equipment failures,

  poor yields,

  fire or natural disaster,

  delays in bringing new facilities on line,

  labor or equipment shortages, or

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

Future Operating Results

We will report operating losses for the foreseeable future as a result of accounting charges for amortization of intangible assets and for in process research and development related to acquisitions and expenses related to the issuance of stock pursuant to our employee stock plans. In the first quarter of 2000, we began presenting earnings in our press release that exclude acquisition costs and expenses related to the issuance of stock pursuant to our employee stock plans.

In March 2000, the Company acquired Queensgate Instruments, Limited ("Queensgate") for initial consideration of $3 million of cash and 347,962 shares of the Company's common stock with a fair value of approximately $77 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the ten months ended December 31, 2000 and the twelve months ended December 31, 2001. In addition, we closed the Veritech Microwave, Inc. ("Veritech") acquisition in April 2000. We entered into an agreement to acquire Veritech in February 2000 for 3,000,000 shares of the Company's common stock with a fair value of approximately $621 million. We also entered into an agreement to acquire Photonic Integration Research, Inc. (PIRI) for 10,200,000 shares of the Company's common stock with a fair value of approximately $1.8 billion and a $31.25 million cash payment in May 2000 and expect to close the acquisition in June 2000. The acquisitions will be accounted for under the purchase method of accounting. Under purchase accounting, we will record the market value of our common shares issued in connection with the purchases and the amount of direct transaction costs as the cost of acquiring the companies. That cost will be allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We will allocate the excess of the purchase cost over the fair value of the net assets to goodwill. The amortization of goodwill and other intangible assets and the write-off of in-process research and development will result in significant non- cash expenses that will result in a net loss for the foreseeable future, which could have a material adverse effect on the market value of our stock.

We expect to incur approximately $12.1 million, primarily in the 2nd and 3rd quarters of fiscal 2000, of non-cash expenses relating to shares issued under our 1995 Employee Stock Purchase Plan. These expenses are a result of demand for shares during the purchase period for the two years ending October 2000 exceeding the number of shares that were authorized at the beginning of the purchase period. In addition, stock options exercised by employees of our United Kingdom subsidiary may result in significant expenses. Under United Kingdom law, we are required to pay national insurance tax on the gain on stock options exercised by employees in the United Kingdom. Based on the stock price at March 31, 2000, we have a $6.1 million contingent liability that will be charged to operations in the period that the options are exercised. The options were granted to United Kingdom employees beginning in May 1999 and have a 10 year option exercise period and vest 25% per year of employment. The expenses related to issuance of stock pursuant to our employee stock plans could have a material adverse effect on the market value of our stock.

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

Our customers and we are often required to test and qualify pump lasers and modules, modulators, amplifiers, network monitors, receivers and transmitters among other new products for potential volume applications. In the communications market qualification is an especially costly, time consuming and difficult process. We cannot assure you that:

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

The District Court's ruling will prevent us from defending against Rockwell's lawsuit on the ground that we do not infringe Rockwell's patent. The District Court's ruling will also prevent us from making one (but not all) of our invalidity arguments, unless it is changed. However, the District Court's ruling has no effect on our other pending defenses, as outlined above. We believe that these defenses in the litigation of patent invalidity, inequitable conduct, laches and equitable estoppel are meritorious and we will pursue these defenses.

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

Environmental Risks

We, as well as our acquisitions, are subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. We have established an environmental and safety compliance program to meet the objectives of applicable federal, state and local laws. Our environmental and safety department administers this compliance program which includes monitoring, measuring and reporting compliance, establishing safety programs and training our personnel in environmental and safety matters. We cannot assure you that changes in these regulations and laws will not have an adverse economic effect on us or our acquisitions. Further, these local, state, and federal regulations could restrict our ability to expand our operations. If we do not:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 1999 have not changed significantly.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information disclosed in the Company's Form 10-K for the year ended December 31, 1999 under heading Part I Item 3, Legal Proceedings, is incorporated herein by this reference. As reported in the disclosure, the Company sought to have the court in the Rockwell matter reconsider its decision with respect to a particular invalidity argument that the court had ruled upon in February 2000. Since the date of the disclosure, the court has denied our request.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)(1) On March 8, 2000 the Company acquired all of the outstanding share capital of Queensgate Instruments Limited located in the United Kingdom ("Queensgate") in exchange for the issuance of 347,962 shares of the Company's Common Stock plus an earnout of up to an additional 3,990,000 shares. The shares of the Company's Common Stock were issued and the earnout shares, if any, will be issued to the shareholders of Queensgate pursuant to exemptions from the registration requirements of the Securities Act of 1933, (the "1933 Act") set forth in Regulation S, Section 4(2) and Regulation D under the 1933 Act. The Company relied on the exemption set forth in Regulation S for the issuance of shares of the Company's Common Stock to Queensgate shareholders resident outside of the United States and on the exemption set forth in Section 4(2) of the 1933 Act and in Regulation D under the 1933 Act for the issuance of shares of the Company's Common Stock to one Queensgate shareholder located in the United States. The Company shares issued and issuable pursuant to the earnout, if any, to the Queensgate shareholders have been registered by the Company on Form S-3 (File No. 333-32068) for resale by the Queensgate shareholders.

(2) On April 3, 2000, the Company acquired by merger all of the outstanding share capital of Veritech Microwave, Inc., located in New Jersey ("Veritech") in exchange for the issuance of up to a maximum of 3,000,000 shares of the Company's Common Stock. The shares of the Company's Common Stock were issued to the shareholders of Veritech pursuant to the exemption from the registration requirements of the 1933 Act set forth in Section 3(a)(10) of the 1933 Act.

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

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     List of Exhibits

                 Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

We filed a report on Form 8-K on March 21, 2000 reporting the acquisition of all of the outstanding share capital of Queensgate Instruments Limited pursuant to a Share Purchase Agreement dated March 8, 2000 among SDL and the shareholders and optionholders of Queensgate Instruments Limited.

We filed a report on Form 8-K on April 11, 2000 reporting the acquisition of Veritech Microwave, Inc. ("Veritech") pursuant to an Agreement and Plan of Merger dated as of February 28, 2000 among SDL, VMI Acquisition Corporation, Veritech and certain shareholders of Veritech.

SDL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDL, INC.

(Registrant)

Dated: May 12, 2000

By:	/s/ Michael L. Foster

Michael L. Foster
Vice President, Finance Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)