Form 10-Q
period 2000-06-30
SDL INC
filed 2000-08-03
CIK 934741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

(Mark One)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----            SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

                      Yes   X          No
                          -----           -----

The number of shares outstanding of the issuer's common stock as of July 31, 2000 was 86,545,529.

                                    SDL, INC.

                                      INDEX


                                                                                   Page No.
                                                                                   --------
PART I.   FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets at
                   June 30, 2000 and December 31, 1999                                 3

                   Condensed Consolidated Statements of Operations for
                   the three and six months ended June 30, 2000 and 1999               4

                   Condensed Consolidated Statements of Cash Flows for
                   the six months ended June 30, 2000 and 1999                         5

                   Notes to Condensed Consolidated Financial Statements                6

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      20

        Item 3.    Quantitative and Qualitative Disclosures About Market Risk         34

PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings                                                  35

        Item 2.    Changes in Securities and Use of Proceeds                          35

        Item 3.    Defaults upon Senior Securities                                    35

        Item 4.    Submission of Matters to a Vote of Security Holders                35

        Item 5.    Other Information                                                  36

        Item 6.    Exhibits and Reports on Form 8-K                                   36

SIGNATURES                                                                            38

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              June 30,      December 31,
                                                               2000            1999
                                                            -----------     ------------
                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..............................  $   295,160      $ 153,016
  Short-term marketable securities .......................       83,624        161,120
  Accounts receivable, net ...............................       67,024         41,445
  Inventories ............................................       46,971         32,070
  Prepaid expenses and other current assets ..............        6,052          3,659
                                                            -----------      ---------
Total current assets .....................................      498,831        391,310

Property and equipment, net ..............................       86,036         59,772
Goodwill and other intangibles, net ......................    2,942,641          2,948
Other assets .............................................        8,452          6,923
                                                            -----------      ---------
Total assets .............................................  $ 3,535,960      $ 460,953
                                                            ===========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................  $    25,092      $  18,277
  Accrued payroll and related expenses ...................       33,624         10,717
  Income taxes payable ...................................        5,428          1,093
  Other accrued liabilities ..............................       21,877          5,961
                                                            -----------      ---------
Total current liabilities ................................       86,021         36,048

Long-term liabilities ....................................        4,966          4,757

Commitments and contingencies

Stockholders' equity:
  Common stock ...........................................           86             72
  Additional paid-in capital .............................    3,508,966        425,993
  Accumulated other comprehensive income (loss) ..........         (118)         1,557
  Accumulated deficit, $26.3 million relating to the
    repurchase of common stock in 1992 and $5.8 million
    relating to a recapitalization in 1992 ...............      (63,961)        (7,474)
                                                            -----------      ---------
Total stockholders' equity ...............................    3,444,973        420,148
                                                            -----------      ---------
Total liabilities and stockholders' equity ...............  $ 3,535,960      $ 460,953
                                                            ===========      =========

                             See accompanying notes

                                    SDL, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data - unaudited)


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                   June 30,
                                                  2000          1999         2000          1999
                                                ---------      -------     ---------      -------
Total revenues                                  $ 110,512      $43,171     $ 182,718      $80,837

Cost of revenues                                   55,214       24,973        92,830       48,006
                                                ---------      -------     ---------      -------

Gross profit                                       55,298       18,198        89,888       32,831

Operating expenses
  Research and development                          8,569        4,292        14,472        8,073
  Selling, general and administrative              13,504        6,443        20,802       12,123
  Merger costs                                         --        2,677            --        2,677
  In-process research and development              26,200           --        27,400        1,495
  Amortization of purchased intangibles            71,627          210        73,371          389
                                                ---------      -------     ---------      -------

Total operating expenses                          119,900       13,622       136,045       24,757
                                                ---------      -------     ---------      -------

Operating income (loss)                           (64,602)       4,576       (46,157)       8,074

Interest income, net                                5,029          297         9,514          583
                                                ---------      -------     ---------      -------

Income (loss) before income taxes                 (59,573)       4,873       (36,643)       8,657

Provision for income taxes                         11,158        1,662        19,844        2,823
                                                ---------      -------     ---------      -------

Net income (loss)                               $ (70,731)     $ 3,211     $ (56,487)     $ 5,834
                                                =========      =======     =========      =======

Net income (loss) per share - basic             $   (0.89)     $  0.05     $   (0.75)     $  0.10
                                                =========      =======     =========      =======

Net income (loss) per share - diluted           $   (0.89)     $  0.05     $   (0.75)     $  0.09
                                                =========      =======     =========      =======

Number of weighted average shares - basic          79,246       61,894        75,633       61,036

Number of weighted average shares - diluted        79,246       65,922        75,633       65,108

                             See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                            2000          1999
                                                                          --------      --------
Operating activities:
Net income (loss)                                                         $(56,487)     $  5,834
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
       Depreciation                                                          7,605         4,712
       Amortization of intangibles                                          73,371           389
       Stock based compensation                                              5,417           176
       Tax benefit from employee stock options                              18,277            --
       In-process research and development                                  27,400         1,495
       Changes in operating assets and liabilities:
           Accounts receivable                                              (7,597)      (11,593)
           Inventories                                                      (5,797)       (4,648)
           Accounts payable                                                  1,434         2,668
           Accrued payroll and related expenses                             22,668         1,531
           Income taxes payable                                             (1,120)          504
           Other accrued liabilities                                         6,513         4,005
           Long-term liabilities                                            (2,131)          686
           Other                                                            (3,519)       (1,363)
                                                                          --------      --------

Total adjustments                                                          142,521        (1,438)
                                                                          --------      --------

Net cash provided by operating activities                                   86,034         4,396

Investing activities
Acquisition of property and equipment, net                                 (16,533)      (14,404)
Acquisitions, net of cash acquired                                         (22,166)       (5,055)
Sale (purchase) of investments, net                                         80,483           659
                                                                          --------      --------

Net cash provided by (used in) investing activities                         41,784       (18,800)

Financing activities
Issuance of stock pursuant to employee stock plans                          14,936         7,294
Payments on capital leases                                                    (610)         (762)
Payments on notes payable                                                       --          (286)
                                                                          --------      --------

Net cash provided by financing activities                                   14,326         6,246
                                                                          --------      --------

Net increase (decrease)  in cash and cash equivalents                      142,144        (8,158)
Net cash activity of IOC for the three months ended December 31, 1998           --        (1,163)
Cash and cash equivalents at beginning of period                           153,016        17,023
                                                                          --------      --------

Cash and cash equivalents at end of period                                $295,160      $  7,702
                                                                          ========      ========


                             See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000


1.    Basis of Presentation and Business Activities

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

      The condensed consolidated financial statements include the accounts of SDL, Inc. and its wholly owned subsidiaries, SDL Optics, SDL Integrated Optics, SDL Queensgate, SDL Veritech and SDL PIRI. Intercompany accounts and transactions have been eliminated in consolidation.

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

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The second fiscal quarter of 2000 and 1999 ended on June 30, 2000 and July 2, 1999, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar quarter.

      On March 8, 2000, Queensgate Instruments Limited ("Queensgate") was acquired by SDL in a transaction accounted for as a purchase. Queensgate was a privately held company and is located in Bracknell, United Kingdom. Queensgate designs, develops, manufactures and markets optical network monitoring modules for long haul terrestrial fiber optic transmission systems. The acquisition agreement provided for initial consideration of $3 million of cash and 347,962 shares of the Company's common stock with a fair value of approximately $77 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the 10 months ending December 31, 2000 and the twelve months ending December 31, 2001. In addition, SDL issued options in exchange for outstanding Queensgate options with the number of shares and the exercise price appropriately adjusted by the exchange ratio. On June 26, 2000, SDL signed a supplementary agreement with the prior shareholders and option-holders of Queensgate extinguishing all rights to future contingent payments in exchange for 465,102 shares of SDL stock with a fair value of approximately $130.4 million which increased goodwill. See Note 6, "Acquisitions."

      On April 3, 2000, the Company acquired Veritech Microwave, Inc. ("Veritech") for 3,000,000 shares of the Company's common stock with a fair value of approximately $621 million. Veritech was a privately held company located in South Plainfield, New Jersey. Veritech designs, develops, manufactures and markets optoelectronic modules for long haul undersea and terrestrial fiber optic transmission systems. The acquisition was accounted for under the purchase method of accounting. See Note 6, "Acquisitions."

      On June 2 2000, the Company acquired Photonic Integration Research, Inc.
      (PIRI) for 8,461,663 shares of the Company's common stock with a fair value of approximately $2.1 billion and a $31.7 million cash payment. PIRI, a privately held company located in Columbus, Ohio, is a manufacturer of arrayed waveguide gratings (AWGs) that enable the routing of individual wavelength channels in fiber optic systems. These products are used in optical multiplexing (mux) and demultiplexing (demux) applications for dense wavelength division multiplexed (DWDM) fiber optic systems. The acquisition was accounted for under the purchase method of accounting. See Note 6, "Acquisitions."

      On July 10, 2000, the Company announced the signing of a Merger Agreement with JDS Uniphase Corporation. See Note 8, "Subsequent Events."

      As a result of the substantial increase in the market price of the Company's Common Stock beginning in the fourth quarter of 1998, and the resulting increased levels of employee participation in the Company's Employee Stock Purchase Plan ("ESPP"), the number of shares issuable pursuant to the Company's ESPP in fiscal 2000 exceeded the number of shares that were available under the Plan at the beginning of the October 1998 employee purchase period. As a result, the Company incurred a $4.7 million non-cash charge to operating results in the second quarter of 2000 and expects to incur a non-cash charge to operating results of approximately $8.0 million in the third quarter of fiscal 2000. The non-cash charge to operating results is based on the difference between the purchase price and the fair value of the common stock for the last share authorization.

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides that if registrants have not applied the accounting therein they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, will be effective for the Company no later than the fourth quarter of 2000. The Company does not believe that adoption of SAB 101 will have a material impact on its financial condition or results of operations.

2.    Net income (loss) per share

      The following table sets forth the computation of basic and diluted net
      (loss) income per share (in thousands, except per share amounts):

                                                               Three months           Six months ended
                                                              ended June 30,              June 30,
                                                           ---------------------    ---------------------
                                                             2000         1999        2000         1999
                                                           ---------     -------    ---------     -------
      Numerator:
      Net income (loss)                                    $ (70,731)    $ 3,211    ($ 56,487)    $ 5,834
                                                           =========     =======    =========     =======

      Denominator:
      Denominator for basic net income per share-
          weighted average shares                             79,246      61,894       75,633      61,036

      Incremental common shares attributable to shares
          issuable under employee stock plans(1)                  --       4,028           --       4,072
                                                           ---------     -------    ---------     -------

      Denominator for diluted net income per share
           adjusted weighted average shares and assumed
           conversions                                        79,246      65,922       75,633      65,108
                                                           =========     =======    =========     =======

      Net income (loss) per share - basic                  $   (0.89)    $  0.05    $   (0.75)    $  0.10
                                                           =========     =======    =========     =======
      Net income (loss) per share - diluted                $   (0.89)    $  0.05    $   (0.75)    $  0.09
                                                           =========     =======    =========     =======

(1) Potential common shares relating to shares issuable under employee stock plans of 4,227 shares and 4,357 shares, respectively, are not included in the three months and six months ended June 30, 2000 calculation due to their anti-dilutive effect on the loss per share.

3.    Inventories

      The components of inventories consist of the following (in thousands):

                                         June 30,      December 31,
                                          2000            1999
                                         --------      ------------
      Raw materials                      $19,933         $15,115
      Work in process                     21,590          14,615
      Finished Goods                       5,448           2,340
                                         -------         -------
                                         $46,971         $32,070
                                         =======         =======

4.    Comprehensive income (loss)

      Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments, net of the related tax effects. The tax effects for other comprehensive income (loss) were immaterial for all periods presented.

      Total comprehensive loss amounted to approximately $71.2 million for the second quarter 2000 compared to a comprehensive income of $3.1 million for the second quarter of 1999. For first half of 2000, comprehensive loss amounted to $58.2 million compared to comprehensive income of $5.3 million for the corresponding 1999 period.

5.    Segment reporting

      SDL has two reportable segments: communications and industrial laser. The communications business unit develops, designs, manufactures and distributes lasers, modulators, drivers, receiver circuits, network monitors, amplifiers, multiplexers, demultiplexers, modules and subsystems for applications in the telecom, cable television, satellite and dense wavelength division multiplexing markets. The recent acquisitions, PIRI, Veritech and Queensgate, are included with the communication segment. The industrial laser business unit develops, designs, manufacturers and distributes lasers and subsystems for applications in the surface heat treating, product marking, digital imaging, digital proofing, and thermal printing solutions markets.

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

    Information about reported segment income or loss is as follows (in thousands):

                                          Communication   Industrial
                                            Products        Laser        Total
                                          --------------------------------------
      Quarter ended June 30, 2000:
      Revenue from external customers       $ 95,808       $14,704      $110,512
      Segment Operating Income (loss)       $ 38,083       $   (95)     $ 37,988
                                          --------------------------------------

                                          Communication   Industrial
                                            Products        Laser        Total
                                          --------------------------------------
      Quarter ended June 30, 1999:
      Revenue from external customers       $ 32,707       $10,464      $ 43,171
      Segment Operating Income (loss)       $  8,635       $(1,172)     $  7,463
                                          --------------------------------------

                                          Communication   Industrial
                                            Products        Laser        Total
                                          --------------------------------------
      Six Months ended June 30, 2000:
      Revenue from external customers       $156,684       $26,034      $182,718
      Segment Operating Income (loss)       $ 61,328       $(1,951)     $ 59,377
                                          --------------------------------------

                                          Communication   Industrial
                                            Products        Laser        Total
                                          --------------------------------------
      Six Months ended June 30, 1999:
      Revenue from external customers       $ 61,275       $19,562      $ 80,837
      Segment Operating Income (loss)       $ 14,373       $(1,038)     $ 13,335
                                          --------------------------------------

      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                            For the quarter ended
                                                                   June 30,
                                                             2000           1999
                                                           -----------------------
      Operating Income:
      Total operating income from operating segments        $ 37,988       $ 7,463
      Non-cash stock compensation charges                     (4,763)           --
      In process research and development                    (26,200)           --
      Amortization of intangibles                            (71,627)         (210)
      Merger costs                                                --        (2,677)
                                                            ---------      -------
      Total consolidated operating income                   $(64,602)      $ 4,576
                                                            =========      =======

                                                            For the six months ended
                                                                    June 30,
                                                              2000            1999
                                                            ------------------------
      Operating Income:
      Total operating income from operating segments        $ 59,377        $ 13,335
      Non-cash stock compensation charges                     (4,763)             --
      In process research and development and related        (27,400)         (2,195)
      Amortization of intangibles                            (73,371)           (389)
      Merger costs                                                --          (2,677)
                                                            ---------       ---------
      Total consolidated operating income                   $(46,157)       $  8,074
                                                            =========       =========

      Major Customers

      During the first half of 2000, four communication product customers and their affiliates accounted for 15 percent, 12 percent, 12 percent and 11 percent of revenues, respectively. During fiscal 1999, three communication product customers and their affiliates accounted for 15 percent, 11 percent and 11 percent of revenues, respectively.

6.    Acquisitions

      Queensgate

      Overview

      On March 8, 2000 Queensgate merged with SDL in a transaction accounted for as a purchase. Queensgate was a privately held company and is located in Bracknell, United Kingdom. Queensgate designs, develops, manufactures and markets optical network monitoring modules for long haul terrestrial fiber optic transmission systems. The merger agreement provided for initial consideration of $3 million of cash and 347,962 shares of the Company's common stock with a fair value of $77.4 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the 10 months ended December 31, 2000 and the twelve months ended December 31, 2001. In addition, SDL issued options in exchange for outstanding Queensgate options with the number of shares and the exercise price appropriately adjusted by the exchange ratio. On June 26, 2000, SDL signed a supplementary agreement with the prior shareholders and option-holders of Queensgate extinguishing all rights to future contingent payments in exchange for 465,102 shares of SDL stock with a fair value of $130.4 million in order to minimize potential conflicts in management priorities. This additional payment was recorded as goodwill in the quarter ended June 30, 2000.

      Valuation Methodology

      In accordance with the provisions of Accounting Principle Board Opinion No. 16 (APB No. 16), Business Combinations, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired business (purchase price) on the basis of their respective fair values. This included the portion of the purchase price properly attributable to incomplete research and development projects that should be expensed according to the requirements of Interpretation 4 of Statement of Financial Accounting Standards No. 2.

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

      The total purchase cost and purchase price allocation of the Queensgate merger is as follows (in thousands):

      Value of securities issued....................    $207,767
      Cash..........................................       3,000
      Assumption of Queensgate options..............       1,502
                                                        --------
                                                         212,269
      Estimated transaction costs...................       1,125
                                                        --------
      Total purchase cost...........................    $213,394
                                                        ========

                                                       Annual      Useful
                                          Amount     Amortization  Lives
                                         ---------------------------------
Purchase Price Allocation:
  Tangible net liabilities               $ (1,570)         n/a       n/a
  Tradename                                 2,000         $400     5 years
  Core technology                          12,000        2,400     5 years
  Existing technology                       6,200        1,240     5 years
  In process technology                     1,200          n/a       n/a
  Workforce                                 1,500          300     5 years
  Goodwill                                200,744       40,149     5 years
  Deferred tax liabilities                 (8,680)         n/a       n/a
                                         ---------     -------

Total purchase price:                    $213,394      $44,489
                                         =========     =======

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

      Selling, general and administrative expenses

      Selling, general and administrative expenses, expressed as a percentage of revenue, for the core, existing, and in-process technologies ranged from 17 percent for the twelve months ending March 31, 2001 to 11 percent in fiscal 2002 and beyond.

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

      The in-process research and development was comprised of one project related to the next generation channel monitoring products and amounted to $1.2 million of the total purchase price and was charged to expense during the quarter ended March 31, 2000. The estimated cost of completion of the in-process research and development project is $0.2 million and is expected to be completed in December 2000. The acquired existing technology is comprised of products in Queensgate portfolio that are already technologically feasible. The Company expects to amortize the acquired existing technology of approximately $6.2 million on a straight-line basis over an estimated remaining useful life of 5 years.

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

      The acquired assembled workforce is comprised of 100 skilled employees across Queensgate's Executives, Direct Production, Indirect Production, Overhead, Engineers, and Central. The Company expects to amortize the assembled workforce of approximately $1.5 million on a straight-line basis over an estimated remaining useful life of 5 years.

      Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, will be amortized on a straight-line basis over an estimated useful life of 5 years.

      Veritech

      Overview

      On April 3, 2000, Veritech was acquired by the Company in a transaction accounted for as a purchase. The Company issued 3,000,000 shares of the Company's common stock with a fair value of approximately $621 million in the purchase. Veritech was a privately held company and is located in South Plainfield, New Jersey. Veritech designs, develops, manufactures and markets optoelectronic modules for long haul undersea and terrestrial fiber optic transmission systems.

      Valuation Methodology

      In accordance with the provisions of Accounting Principle Board Opinion No. 16 (APB No. 16), Business Combinations, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired business (purchase price) on the basis of their respective fair values. This included the portion of the purchase price properly attributable to incomplete research and development projects that should be expensed according to the requirements of Interpretation 4 of Statement of Financial Accounting Standards No. 2.

      Intangible assets were identified through: (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets; and (iii) analysis of data available concerning the business products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates.

      The economic and competitive environment in which the Company and Veritech operate was also considered in the valuation.

      Specifically, in-process research and development, core technology and existing technology was identified and valued through extensive interviews and discussion with the Company and Veritech management. The valuation of in-process research and development included an analysis of data provided by Veritech concerning the products in development, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the in-process research and development and core/existing technology. The design tools and device library was valued using the replacement cost approach. The workforce was valued using the estimated cost of recruiting and training replacement workers.

      The total purchase cost and purchase price allocation of the Veritech merger is as follows (in thousands):

      Value of securities issued.....................   $620,529
      Transaction costs..............................      8,800
                                                        --------
      Total purchase cost............................   $629,329
                                                        ========

                                                         Annual        Useful
                                           Amount     Amortization     Lives
                                          ------------------------------------
      Purchase Price Allocation:
      Tangible net assets                 $ 23,802           n/a       n/a
      Core\existing technology              67,800        13,560     5 years
      In process technology                 25,100           n/a       n/a
      Workforce                              2,500           500     5 years
      Design tools and device library          521           104     5 years
      Goodwill                             537,934       107,586     5 years
      Deferred tax liabilities             (28,328)          n/a       n/a
                                          ---------      -------

      Total purchase price:               $629,329      $121,750
                                          =========     ========

      Assumptions

      The Income Approach used by the Company to value in-process research and development and core\existing technology included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

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

      Operating Expenses

      Operating expenses used in the valuation analysis of Veritech included: cost of goods sold, selling, general and administrative expenses, and research and development expenses.

      In developing future expense estimates, an evaluation of both the Company and Veritech's overall business model, specific product results, including both historical and expected direct expense levels, as appropriate, and an assessment of general industry metrics was conducted.

      Cost of goods sold

      Costs of goods sold, expressed as a percentage of revenue, for the core/existing and in-process technologies was 28 percent throughout the estimation period.

      Selling, general and administrative expenses

      Selling, general and administrative expenses, expressed as a percentage of revenue, for the core/existing, and in-process technologies was 6.6 percent throughout the estimation period.

      Research and development expense

      Research and development expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information, also referred to as "maintenance" research and development. Maintenance research and development includes all activities undertaken after a product is available for general release to customers to keep the product updated with current customer specifications. These activities include routine changes and additions. The maintenance research and development expense was estimated to be 1 percent of revenue for the core/ existing and in-process technologies throughout the estimation period.

      Effective tax rate

      The effective tax rate was determined based on federal and state statutory tax rates and was determined to be 41 percent.

      Discount rate

      The discount rate for Veritech's core/existing and in-process technologies were 14 percent and 20 percent, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the weighted average cost of capital and (ii) the weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's weighted average cost of capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average cost of capital, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

      The in-process research and development was comprised of one project related to the next generation data receiver products and amounted to $25.1 million of the total purchase price and was charged to expense during the quarter ended June 30, 2000. The estimated cost of completion of the in-process research and development project is $37,000 and is expected to be completed in September 2000.

      The acquired core/existing technology is comprised of products in Veritech's portfolio that are technologically feasible. These products represent Veritech's trade secrets and patents developed through years of experience designing and manufacturing high speed optoelectronic modules. This know-how enables the Company to develop new and improve existing high speed optoelectronic modules, processes, and manufacturing equipment, thereby providing Veritech with a distinct advantage over its competitors and providing the Company with a reputation for technological competence in the industry. The Company expects to amortize the acquired existing / core technology of approximately $67.8 million on a straight-line basis over an estimated remaining useful life of 5 years.

      The acquired assembled workforce is comprised of 104 skilled employees across Veritech's General and Administration, Research and Development, Sales and Marketing, and Manufacturing groups. The Company expects to amortize the assembled workforce of approximately $2.5 million on a straight-line basis over an estimated remaining useful life of 5 years.

      The acquired design tools and device library is comprised of the software code for customization of various products. The Company expects to amortize the acquired design tools and device library of approximately $0.5 million on a straight-line basis over an estimated remaining useful life of 5 years.

      Goodwill, which represents the excess of the purchase price of Veritech over the fair value of the underlying net identifiable assets, will be amortized on a straight-line basis over an estimated useful life of 5 years.

      PIRI

      Overview

      On June 2 2000, the Company acquired Photonic Integration Research, Inc.
      (PIRI) for 8,461,663 shares of the Company's common stock with a fair value of approximately $2.1 billion and a $31.7 million cash payment. PIRI, a privately held company located in Columbus, Ohio, is a manufacturer of arrayed waveguide gratings (AWGs) that enable the routing of individual wavelength channels in fiber optic systems. These products are used in optical multiplexing (mux) and demultiplexing (demux) applications for dense wavelength division multiplexed (DWDM) fiber optic systems. The acquisition was accounted for under the purchase method of accounting.

      Valuation Methodology

      In accordance with the provisions of Accounting Principle Board Opinion No. 16 (APB No. 16), Business Combinations, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired business (purchase price) on the basis of their respective fair values. This included the portion of the purchase price properly attributable to incomplete research and development projects that should be expensed according to the requirements of Interpretation 4 of Statement of Financial Accounting Standards No. 2.

      Intangible assets were identified through: (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets; and (iii) analysis of data available concerning the business products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates.

      The economic and competitive environment in which the Company and PIRI operate was also considered in the valuation.

      Specifically, in-process research and development and existing technology was identified and valued through extensive interviews and discussion with the Company and PIRI management. The valuation of in-process research and development included an analysis of data provided by PIRI concerning the products in development, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the in-process research and development and existing technology. Tradename was valued using the Brand Savings approach and workforce was valued using the estimated cost of recruiting and training replacement workers.

      The total purchase cost and purchase price allocation of the PIRI merger is as follows (in thousands):

      Value of securities issued.....................   $2,083,430
      Cash...........................................       31,732
                                                        ----------
                                                         2,115,162
      Estimated transaction costs....................       12,443
                                                        ----------
      Total purchase cost............................   $2,127,605
                                                        ==========

                                                           Annual      Useful
                                           Amount       Amortization   Lives
                                         -------------------------------------
      Purchase Price Allocation:
      Tangible net assets                $   39,816            n/a      n/a
      Existing technology                   226,400         45,280    5 years
      In process technology                   1,100            n/a      n/a
      Workforce                               3,900            780    5 years
      Tradename                               6,640          1,328    5 years
      Goodwill                            1,944,525        388,905    5 years
      Deferred tax liabilities              (94,776)           n/a      n/a
                                         -----------      --------

      Total estimated purchase price:    $2,127,605       $436,293
                                         ===========      ========

      The purchase price allocation is preliminary and, therefore, subject to change based on the Company's final analysis and receipt of a final report by a valuation specialist used by the Company to assist in the purchase price allocation.

      Assumptions

      The Income Approach used by the Company to value in-process research and development and existing technology included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

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

      Operating Expenses

      Operating expenses used in the valuation analysis of PIRI: included: cost of goods sold, selling, general and administrative expenses, and research and development expenses.

      In developing future expense estimates, an evaluation of both the Company and PIRI's overall business model, specific product results, including both historical and expected direct expense levels, as appropriate, and an assessment of general industry metrics was conducted.

      Cost of goods sold

      Costs of goods sold, expressed as a percentage of revenue, for the existing and in-process technologies was 40 percent throughout the estimation period.

      Selling, general and administrative expenses

      Selling, general and administrative expenses, expressed as a percentage of revenue, for the existing and in-process technologies 12 percent throughout the estimation period.

      Research and development expense

      Research and development expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information, also referred to as "maintenance" research and development. Maintenance research and development includes all activities undertaken after a product is available for general release to customers to keep the product updated with current customer specifications. These activities include routine changes and additions. The maintenance research and development expense was estimated to be 1 percent of revenue for the existing and in-process technologies throughout the estimation period.

      Effective tax rate

      The effective tax rate was determined based on federal and state statutory tax rates and was determined to be 41 percent.

      Discount rate

      The discount rate for PIRI existing and in-process technologies were 12 percent and 18 percent, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the weighted average cost of capital and (ii) the weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's weighted average cost of capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average cost of capital, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

      The in-process research and development was comprised of two projects related to future AWG products and amounted to $1.1 million of the total purchase price and was charged to expense during the quarter ended June 30, 2000. The estimated cost of completion of the in-process research and development projects is $69,000 and they are expected to be completed by December 2000.

      The acquired existing technology is comprised of products in PIRI's portfolio that are technologically feasible. These products represent PIRI's trade secrets and patents developed through years of experience designing and manufacturing arrayed waveguide gratings (AWGs). This know-how enables PIRI to develop new and improved AWGs, processes, and manufacturing equipment, thereby providing PIRI with a distinct advantage over its competitors and providing the Company with a reputation for technological superiority in the industry. The Company expects to amortize the acquired existing technology of approximately $226.4 million on a straight-line basis over an estimated remaining useful life of 5 years.

      The acquired assembled workforce is comprised of 156 skilled employees across PIRI's, Senior Management, Sales, General and Administration, Research and Development, and Manufacturing and Engineering groups. The Company expects to amortize the assembled workforce of approximately $3.9 million on a straight-line basis over an estimated remaining useful life of 5 years.

      The trade names include the PIRI trademark and trade name as well as all branded PIRI products. The Company expects to amortize the trade names of approximately $6.6 million on a straight-line basis over an estimated remaining useful life of 5 years.

      Goodwill, which represents the excess of the purchase price of PIRI over the fair value of the underlying net identifiable assets, will be amortized on a straight-line basis over an estimated useful life of 5 years.

      The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had taken place on January 1, 1999 and excludes the write-off of purchased in process research and development of $27.4 million:

      (In thousands,                               For the six months
      except per share  amounts)                     ended June 30,
                                                -------------------------
                                                  2000            1999
                                                -------------------------
      Revenues                                    229,657         130,601
      Net loss                                   (232,897)       (271,939)
      Loss per share - basic                    $   (2.74)      $   (3.71)
      Loss per share - diluted                  $   (2.74)      $   (3.71)

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

      The acquisition was accounted for under the purchase method of accounting. The Company recorded $1.5 million as in-process research and development for development projects that had not yet reached technological feasibility. Intangible assets are being amortized straight-line over a seven year life. In-process research and development was identified and valued through analysis of data provided by Polaroid concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing purchased research and development project. The Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      In addition, the Company recorded $0.7 million to accrue for certain pre-existing obligations to integrate the fiber laser business. The results of the fiber laser business are not material to the Company's historical consolidated results of operations.

      The purchase price allocation for the fiber laser business acquisition was recorded as follows (in thousands):

        Inventory....................................     $  979
        Property and equipment.......................        229
        Intangibles..................................      2,596
        In-process research and development..........      1,495
                                                          ------
        Total assets acquired........................     $5,299
                                                          ======

        Liabilities assumed..........................     $   94
        Cash paid, including transaction costs.......      5,205
                                                          ------
        Total purchase price.........................     $ 5,299
                                                          ======

7.  CONTINGENCIES

In 1985, Rockwell International Corporation (Rockwell) asserted, and in 1995 filed suit in the Northern California Federal District Court against the Company alleging, that a Company fabrication process infringed certain patent rights set forth in a patent owned by Rockwell. Rockwell sought to permanently enjoin the Company from infringing Rockwell's alleged patent rights and sought unspecified actual and treble damages for willful infringement plus costs. The Company answered Rockwell's complaint asserting, among other defenses, that Rockwell's patent is invalid. Rockwell's suit was stayed in 1995 pending resolution of another suit, involving the same patent, brought by Rockwell against the Federal government, and in which SDL had intervened. The suit between the Federal government and Rockwell was resolved in January 1999, by way of a settlement payment of $16.9 million from the Federal government to Rockwell. The Company did not participate in the settlement. As a result of that settlement, the suit was dismissed and the stay of Rockwell's suit against the Company was lifted and the California suit was reactivated. Thereafter, Rockwell filed motions for partial summary judgment alleging that the Company has infringed certain claims of the Rockwell patent and that certain invalidity evidence presented by the Company is not applicable, which motions the Company vigorously opposed in court. A decision on the motions was rendered in the beginning of February 2000. The District Court ruled that the Company infringed the specified claims of Rockwell's patent. The District Court also ruled that the Company could not make the invalidity argument specified by Rockwell's motion. Additional motions were considered by the Court in June, 2000. The Court granted another motion brought by Rockwell, further limiting the grounds on which the Company can argue that Rockwell's patent is invalid. The Court also denied a motion brought by the Company for a ruling that Rockwell's damages were limited by the doctrine of laches. The Court held that there were factual issues raised by the issue of laches that would require trial. The District Court's ruling prevents the Company from defending against Rockwell's lawsuit on the ground that the Company does not infringe Rockwell's patent. The District Court's ruling will also prevent the Company from making some (but not all) of its invalidity arguments. A trial date has been set in April 2001. Discovery on several matters is currently ongoing. Despite the District Court's decisions on Rockwell's motions, the Company believes that Rockwell is not entitled to any damages because the patent is invalid and unenforceable, and because Rockwell is guilty of laches and equitable estoppel. Rockwell's patent expired in January 2000, so that it is no longer possible for Rockwell to obtain an injunction stopping the Company from using the fabrication process allegedly covered by Rockwell's patent. While the Company believes that it has meritorious defenses to Rockwell's lawsuit, there can be no assurance that Rockwell will not ultimately prevail in this dispute. The resolution of this litigation is fact intensive so that the outcome cannot be determined and remains uncertain. If Rockwell prevailed in the litigation, Rockwell could be awarded substantial monetary damages. The award of monetary damages against the Company, including past damages, could have a material adverse effect on the Company's results of its operations. Litigation and trial of Rockwell's claim against the Company is also expected to involve significant expense to the Company and could divert the attention of the Company's technical and management personnel. However, because the patent expired in January 2000, the Company will not need a license regardless of the outcome of the litigation.

8.  SUBSEQUENT EVENTS

On July 10, 2000, the Company announced the signing of a Merger Agreement with JDS Uniphase Corporation. Upon completion of this transaction, the Company's stockholders would receive 3.8 shares of JDS Uniphase common stock for each share of SDL common stock they own, and the Company would become a wholly-owned subsidiary of JDS Uniphase. Completion of the transaction is subject to the approval of the Company's stockholders, as well as customary closing conditions and regulatory approvals. Accordingly there can be no assurance that the transaction will be completed. On July 11, 2000, the Company filed a press release announcing the transaction and the merger agreement as exhibits to Form 8-K. Those documents contain the specific terms and conditions of the transaction. See the section entitled "Risk Factors" in Item 2, specifically the risk factor captioned, "If the merger with JDS Uniphase is not completed or is delayed, our stock price and future business and operations could be materially harmed."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SDL, Inc. is a leader in providing products for optical communications and related markets worldwide. We design, manufacture and market semiconductor lasers, fiber optic related products and optoelectronic modules and systems. Our products enable the transmission of data, voice, and Internet information over fiber optic networks to meet the needs of telecommunication, cable television and metro communications applications primarily using technologies relating to dense wavelength division multiplexing, or DWDM. Our products allow customers to meet the growing need for bandwidth by expanding their fiber optic communication networks more quickly and efficiently than by using conventional electronic and optical technologies.

The demand for DWDM products has accelerated significantly in recent years due to the technology's unique ability to expand network bandwidth and allows for faster transmission of data, voice and video signals. With the qualification of our new wafer fabrication facility in the first half of 1998, and improved yields and expanded assembly and test capacity in 1999 and the first half of 2000, we were able to successfully increase capacity and achieve significant revenue growth. Revenue from fiber optic communications products increased by 179 percent in 1999 compared to 1998; this continued in the second quarter of 2000 as fiber communication revenue rose 60 percent compared to the first quarter of 2000. Our optical products also serve a wide variety of non-communications applications, including materials processing and high resolution printing. In addition to internal growth, we have recently sought to expand our technologies and product offerings through selected strategic acquisitions, such as our acquisitions of Photonic Integration Research, Inc., or PIRI, in June 2000; Veritech Microwave, Inc., or Veritech, in April 2000; and Queensgate Instruments, Limited, or Queensgate, in March 2000.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The second fiscal quarter of 2000 and 1999 ended on June 30, 2000 and July 2, 1999, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar quarter.

RESULTS OF OPERATIONS

Revenue. Total revenue for the quarter ended June 30, 2000 increased 156 percent to $110.5 million compared to $43.2 million in the corresponding 1999 quarter. For the first half of 2000, total revenue increased 126 percent to $182.7 million from $80.8 million reported for the comparable period. The increase in revenue for the second quarter and first half of 2000 was driven by demand for the Company's dense wavelength division multiplexing (DWDM) products. Revenue generated from SDL's DWDM products, including 980nm undersea pump lasers and terrestrial pump modules, lithium niobate light modulators and drivers, light amplifiers, fiber gratings, receiver circuits, optical network monitoring products and arrayed waveguide gratings, increased 242 percent from the prior year quarter. Undersea DWDM revenue is up over 410 percent from that of the prior year quarter. Results of the second quarter include three full months of results from the Queensgate and Veritech acquisitions and four weeks of results from PIRI. Excluding these three acquired businesses, total revenue increased by 31 percent sequentially and by 116 percent over the prior year quarter, and fiber optic communications revenue grew by 36 percent sequentially and by 189 percent over the prior year quarter.

Revenues for the three and six months ended June 30, 2000 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Margin. Gross margin increased to 50 percent and 49 percent for the three and six months ended June 30, 2000 from 42 percent and 41 percent in comparable 1999 periods. Excluding non-cash stock compensation charges of $2.8 million, gross margin increased to 53 percent and 51 percent for the three and six months ended June 30, 2000 from 42 percent and 41 percent in comparable 1999 periods. The increase in gross margin was primarily due to the following: (i) a more favorable mix of higher margin DWDM revenue as compared to revenue derived from lower margin industrial laser and satellite communication revenue, (ii) reduction of costs due to increased yields and factory volume, and (iii) strong gross margins from our newly acquired businesses, Veritech and PIRI. These favorable factors were partially offset by higher employee benefit costs and higher warranty provisions on certain industrial laser products.

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

Research and Development. Research and development expense was $8.6 million, or 8 percent of revenue for the quarter ended June 30, 2000 as compared to $4.3 million, or 10 percent of revenue for the quarter ended June 30, 1999. For the first half of 2000, research and development was $14.5 million, or 8 percent of revenue as compared to $8.1 million, or 10 percent of revenue for the corresponding 1999 period. Excluding non-cash stock compensation charges of $1.0 million, research and development expense was $7.6 million, or 7 percent of revenue for the quarter ended June 30, 2000 as compared to $4.3 million, or 10 percent of revenue for the quarter ended June 30, 1999. For the first half of 2000, excluding non-cash stock compensation charges of $1.0 million, research and development was $13.5 million, or 7 percent of revenue as compared to $8.1 million, or 10 percent of revenue for the corresponding 1999 period. The increase in research and development spending is primarily due to the continued development and enhancement of the Company's fiber optic communication products. The decline in research and development expenses as a percent of revenues was due to revenue growing rapidly making it difficult to scale research and development programs at the same ratio as our revenue growth. The Company expects to commit substantial resources to product development in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods, although research and development expenses may vary as a percentage of revenue.

Selling, General and Administrative. Selling, general and administrative (SG&A) expense was $13.5 million, or 12 percent of revenue for the quarter ended June 30, 2000 as compared to $6.4 million, or 15 percent of revenue for the quarter ended June 30, 1999. For the first half of 2000, SG&A expense was $20.8 million, or 11 percent of revenue compared to $12.1 million, or 15 percent of revenue. Excluding non-cash stock compensation charges of $1.0 million, SG&A expense was $12.6 million, or 11 percent of revenue for the quarter ended June 30, 2000 as compared to $6.3 million, or 15 percent of revenue for the quarter ended June 30, 1999. For the first half of 2000, excluding non-cash stock compensation charges of $1.8 million, SG&A expense was $19.2 million, or 11 percent of revenue compared to $11.9 million, or 15 percent of revenue. The increase in SG&A spending was primarily due to the following: (i) significantly higher payroll taxes on stock option exercises; (ii) higher personnel-related costs to support the growth in revenues and operations; (iii) and higher internal and external sales commissions. These factors were partially offset by charges incurred related to the implementation of the Company's enterprise resource planning software during the first half of 1999. There can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A as a percentage of total revenue.

In-process research and development. During March 2000, the Company acquired Queensgate Instruments, Limited which resulted in the write-off of purchased in-process research and development (IPR&D) of $1.2 million. During April 2000, the Company acquired Veritech Microwave which resulted in the write-off of IPR&D of $25.1 million. During June 2000, the Company acquired Photonic Integration Research, Inc. which resulted in the write-off of IPR&D of $1.1 million. The Company's acquisition of the fiber laser business from Polaroid during the first quarter 1999 resulted in the write-off of purchased IPR&D of $1.5 million.

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

Amortization of Purchased Intangibles We have acquired three companies during fiscal 2000 that generated approximately $3.0 billion in identified intangibles and goodwill. Amortization of purchased intangibles during the three and six months ended June 30, 2000 was $71.6 million and $73.4 million, respectively, compared to $0.2 million and $0.4 million for the corresponding 1999 periods. The increase in amortization of purchased intangibles is primarily due to the intangible assets generated from the acquisitions of PIRI and Veritech during the three months ended June 30, 2000.

Interest Income, net. Net interest income for the three and months ended June 30, 2000 was $5.0 million and $9.5 million, respectively, compared to $0.3 million and $0.6 million for the corresponding 1999 periods. The increase in interest income was primarily due to the interest earned on interest bearing securities purchased with proceeds from the Company's September 1999 stock offering and cash flow from operations during fiscal 2000.

Provision for Income Taxes. The Company recorded a provision for income taxes of $11.2 million and $19.8 million for the three and six months ending June 30, 2000, respectively. Excluding the impact of non-deductible in-process research and development charges and goodwill amortization and merger expense, the effective tax rate for the first half of 2000 is 36.5 percent, compared to 22 percent for the first half of fiscal year 1999. The increase in the 2000 tax rate is primarily attributable to the Company's utilization of the remainder of federal and state tax loss carryforwards in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's combined balance of cash, cash equivalents and marketable securities was $378.8 million. Operating activities generated $86.0 million during the six months ended June 30, 2000 primarily the result of the following: (i) strong earnings before non-cash accounting charges for depreciation, IPR&D, stock based compensation, and amortization of intangibles,
(ii) tax benefit from employee stock options, and (iii) increase in accrued payroll. These cash inflows were partially offset by increases in accounts receivable and inventory.

Cash provided by investing activities was $41.8 million in the six months ended June 30, 2000. The Company incurred capital expenditures of $16.5 million for facilities expansion and capital equipment purchases to expand its manufacturing capacities for its fiber optic communication products. The Company currently expects to spend approximately $40 million for capital equipment purchases and leasehold improvements during the remainder of 2000. During the first six months of 2000, the Company invested excess net cash of $80.5 million in short term investments. In addition, the Company acquired Queensgate, Veritech, and PIRI during the first half of 2000 resulting in net cash payments of $22.2 million.

The Company generated $14.3 million from financing activities during the first half of 2000 from the issuance of stock under employee stock plans, offset by capital lease payments.

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

Veritech

The Income Approach used by the Company to value in-process research and development and core\existing technology included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

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

The estimated product development cycle for the new product was 17 months.

Operating expenses used in the valuation analysis of Veritech included: cost of goods sold, selling, general and administrative expenses, and research and development expenses.

In developing future expense estimates, an evaluation of both the Company and Veritech's overall business model, specific product results, including both historical and expected direct expense levels, as appropriate, and an assessment of general industry metrics was conducted.

The effective tax rate was determined based on federal and state statutory tax rates and was determined to be 41 percent.

The discount rate for Veritech's core/existing, and in-process technologies were 14 percent and 20 percent, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the weighted average cost of capital and (ii) the weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's weighted average cost of capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average cost of capital, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

The in-process research and development was comprised of one project and amounted to $25.1 million of the total purchase price and was charged to expense during the quarter ended June 30, 2000. The estimated cost of completion of the in-process research and development project is $37,000. The acquired core/existing technology is comprised of products in Veritech's portfolio that are already technologically feasible. The Company expects to amortize the acquired existing technology of approximately $67.8 million on a straight-line basis over an estimated remaining useful life of 5 years.

PIRI

The Income Approach used by the Company to value in-process research and development and existing technology included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

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

Operating expenses used in the valuation analysis of PIRI: included: cost of goods sold, selling, general and administrative expenses, and research and development expenses.

In developing future expense estimates, an evaluation of both the Company and PIRI's overall business model, specific product results, including both historical and expected direct expense levels, as appropriate, and an assessment of general industry metrics was conducted.

The effective tax rate was determined based on federal and state statutory tax rates and was determined to be 41 percent.

The discount rate for PIRI existing and in-process technologies were 12 percent and 18 percent, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the weighted average cost of capital and
(ii) the weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's weighted average cost of capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average cost of capital, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

The in-process research and development was comprised of two projects and amounted to $1.1 million of the total purchase price and was charged to expense during the quarter ended June 30, 2000. The estimated cost of completion of the in-process research and development project is $0.1 million.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.6 million in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, plans, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding research and development expenditures, capital equipment purchases and leasehold improvement expenditures, sufficiency of cash and the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks discussed above in the MD&A and the factors detailed below. You should also consult the risk factors listed in the Company's Registration Statement on Form 10-K filed with the SEC on March 30, 2000, and from time to time in the Company's Reports on Forms 10-Q, 8-K, and Annual Reports to Stockholders.

WE HAVE EXPERIENCED AND COULD AGAIN EXPERIENCE MANUFACTURING PROBLEMS, WHICH COULD INCREASE OUR COSTS, REDUCE OUR YIELDS AND DELAY OUR PRODUCT SHIPMENTS.

        The manufacture of semiconductor lasers and related products and systems that we sell is highly complex and precise, requiring production in a highly controlled and clean environment. Changes in the manufacturing processes or the inadvertent use of defective or contaminated materials by us or our suppliers have in the past and could in the future significantly impair our ability to achieve acceptable manufacturing yields and product reliability. If we do not achieve acceptable yields or product reliability, our operating results and customer relationships will be adversely affected. We rely almost exclusively on our own production capability in:

        -    computer-aided chip and package design,

        -    wafer fabrication,

        -    wafer processing,

        -    device packaging,

        -    fiber production and grating fabrication,

        -    hybrid microelectronic packaging,

        -    module assembly,

        -    printed circuit board testing, and

        -    final assembly and testing of products.

        Because we manufacture, package and test these components, products and systems at our own facility, and because these components, products and systems are not readily available from other sources, our business and results of operations will be significantly impaired if our manufacturing is interrupted by any of the following:

        -    shortages of parts or equipment,

        -    equipment failures,

        -    poor yields,

        -    fire or natural disaster,

        -    delays in bringing new facilities on line,

        -    labor or equipment shortages, or

        -    otherwise.

        A significant portion of our production relies or occurs on equipment for which we do not have a backup. To alleviate, at least in part, this situation, we remodeled our front-end wafer fabrication facility and our packaging and test facility. We cannot assure you that we will not experience further start-up costs and yield problems in fully utilizing our increased wafer capacity targeted by these remodeling efforts. In addition, we are deploying a new manufacturing execution software system designed to further automate and streamline our manufacturing processes, and there may be unforeseen deficiencies in this system which could adversely affect our manufacturing processes. In the event of any disruption in production by one of these machines or systems, our business and results of operations could be materially adversely affected. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our equipment, loss of whom could affect our ability to effectively operate and service our equipment. We experienced lower than expected production yields on some of our products, including certain key product lines over the past three years. This reduction in yields:

        -    adversely affected gross margins,

        -    delayed component, product and system shipments, and

        -    to a certain extent, delayed new orders booked.

        Although more recently, our yields have improved, we cannot assure you that yields will continue to improve or not decline in the future, nor that in the future our manufacturing yields will be acceptable to ship products on time. To the extent that we experience lower than expected manufacturing yields or experience any shipment delays, gross margins will likely be significantly reduced and we could lose customers and experience reduced or delayed customer orders and cancellation of existing backlog. We presently are ramping production of some of our product lines by:

        -    changing our shift schedules and equipment coverage,

        -    hiring and training new personnel,

        -    acquiring new equipment, and

        -    expanding our facilities and capabilities.

        Difficulties in starting production to meet expected demand and schedules have occurred in the past and may occur in the future including the following:

        - quality problems could arise, yields could fall, and gross margins could be reduced during such a ramp, or

        - cost reductions in manufacturing are required to avoid a drop in gross margins for certain products sold to customers receiving volume pricing.

        We have announced a program to increase our manufacturing capacity by a factor of five over the next twelve to eighteen months. This is a very ambitious program and there is substantial risk to achieving the objective. If manufacturing capacity is not expanded to meet customer delivery requirements , our business and results of operation would be materially adversely affected.

        Cost reductions may not occur rapidly enough to avoid a decrease in gross margins on products sold under volume pricing terms. In that event, our business and results of operations would be materially adversely affected.

WE DEPEND ON LIMITED- OR SINGLE-SOURCE SUPPLIERS FOR NECESSARY MATERIALS, WITH WHOM WE DO NOT HAVE LONG-TERM GUARANTEED SUPPLY AGREEMENTS. ANY INABILITY OR UNWILLINGNESS OF OUR SUPPLIERS TO MEET OUR MANUFACTURING REQUIREMENTS WOULD DELAY OUR PRODUCTION AND PRODUCT SHIPMENTS AND HARM OUR BUSINESS.

        We depend on a single or limited number of outside contractors and suppliers for raw materials, packages and standard components, and to assemble printed circuit boards. We generally purchase these products through standard purchase orders or one-year supply agreements. We do not have long-term guaranteed supply agreements with these suppliers. We seek to maintain a sufficient safety stock to overcome short-term shipping delays or supply interruptions by our suppliers. We also endeavor to maintain ongoing communications with our suppliers to guard against interruptions in supply. To date, we have generally been able to obtain sufficient supplies in a timely manner. However, our business and results of operations have in the past been and could be impaired by:

        -    a stoppage or delay of supply,

        -    substitution of more expensive or less reliable parts,

        -    receipt of defective parts or contaminated materials, or

        - an increase in the price of such supplies or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.

OUR GROWTH AND EXPANSION ARE STRAINING OUR RESOURCES AND NECESSITATING THE IMPLEMENTATION OF EXPANDED SYSTEMS, PROCEDURES AND CONTROLS, AND HIRING OF ADDITIONAL EMPLOYEES. ANY FAILURE TO DO SO SUCCESSFULLY COULD HARM OUR BUSINESS.

        The expansion in the scope of our operations through internal growth and acquisitions has placed a considerable strain on our management, financial, manufacturing and other resources and has required us to implement and improve a variety of operating, financial and other systems, procedures and controls. We have on occasion been unable to manufacture products in quantities sufficient to meet the demands of our existing customer base and new customers. We have recently deployed a new enterprise resource planning system and manufacturing execution system. We cannot assure you that any existing or new systems, procedures or controls will adequately support our operations or that our systems, procedures and controls will be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with our business could harm our business and results of operations.

        We will continue to need a substantial number of additional personnel, including those with research and development expertise, to commercialize and develop our products and expand all areas of our business in order to continue to grow. We may not be able to attract, assimilate and retain additional personnel, including key personnel. Competition for such personnel is intense, and we expect demand for such personnel to exceed supply for the foreseeable future.

INTENSE COMPETITION IN THE MARKETS IN WHICH WE OPERATE MAY REDUCE DEMAND FOR OUR PRODUCTS OR THE PRICES OF OUR PRODUCTS, WHICH COULD HARM OUR OPERATING RESULTS.

        Our various markets are highly competitive. We face current or potential competition from four primary sources:

        -    direct competitors,

        -    potential entrants,

        -    suppliers of potential new technologies, and

        -    suppliers of existing alternative technologies.

        We offer a range of components, products and systems and have numerous competitors worldwide in various segments of our markets. As the markets for our products grow, new competitors have recently emerged and are likely to continue to do so in the future. We also sell products and services to companies with which we presently compete or in the future may compete and some of our customers have been or could be acquired by, or enter into strategic relations with our competitors. In most of our product lines, our competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will make our present products obsolete. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

        In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can. We cannot assure you that:

        - our current or potential competitors have not already or will not in the future develop or acquire products or technologies comparable or superior to those that we developed, combine or merge with each other or our customers to form significant competitors, expand production capacity to more quickly meet customer supply requirements, or

        - adapt more quickly than we do to new technologies, evolving industry trends and changing customer requirements.

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

WE WILL REPORT OPERATING LOSSES FOR THE FORESEEABLE FUTURE AS A RESULT OF ACCOUNTING CHARGES RELATED TO ACQUISITIONS.

        We will report operating losses for the foreseeable future as a result of accounting charges for amortization of intangible assets and for in-process research and development related to acquisitions.

        In March 2000, we acquired Queensgate for initial consideration of $3.0 million in cash and 347,962 shares of our common stock with a fair value of approximately $77 million, and contingent payments of up to an additional $150 million in common stock based on Queensgate's pretax profits for the ten months ended December 31, 2000 and the twelve months ended December 31, 2001. On June 26, 2000, we signed a supplementary agreement with the prior shareholders and option-holders of Queensgate extinguishing all rights to future contingent payments in exchange for 465,102 shares of SDL stock with a value of $130.4 million. In April 2000, we acquired Veritech for 3,000,000 shares of our common stock with a fair value of approximately $621 million. In June 2000, we acquired PIRI for 8,461,663 shares of our common stock with a fair value of approximately $2.1 billion and $31.7 million in cash. The acquisitions will be accounted for under the purchase method of accounting. Under purchase accounting, we will record the market value of our common stock issued in connection with the purchases and the amount of direct transaction costs as the cost of acquiring the companies. That cost will be allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We will allocate the excess of the purchase cost over the fair value of the net assets to goodwill. Approximately $831 million is expected to be amortized and expensed through April 2005, related to the acquisitions of Veritech and Queensgate, and approximately $2.2 billion is expected to be amortized and expensed through June 2005, related to the acquisition of PIRI. The amortization of goodwill and other intangible assets and the write-off of in-process research and development relating to these and potential future acquisitions will result in significant non-cash expenses that will result in a net loss for the foreseeable future, which could adversely affect the market value of our stock.

WE WILL INCUR SIGNIFICANT EXPENSES RELATED TO THE ISSUANCE OF STOCK UNDER OUR EMPLOYEE STOCK PLANS, WHICH WILL CONTRIBUTE TO OUR EXPECTED OPERATING LOSSES.

        We incurred $4.8 million in the second quarter of 2000 and expect to incur approximately $8.2 million in the third quarter of fiscal 2000 of non-cash expenses relating to shares issued under our 1995 Employee Stock Purchase Plan. These expenses are a result of demand for shares during the purchase period for the two years ending in October 2000 exceeding the number of shares that were authorized at the beginning of the purchase period. In addition, stock options exercised by employees of our United Kingdom subsidiary may result in significant expenses. Under United Kingdom law, we are required to pay national insurance tax on the gain on stock options exercised by employees in the United Kingdom. Based on the stock price at June 30, 2000, we have a $6.5 million contingent liability that will be charged to operations in the period that the options are exercised. The options were granted to United Kingdom employees beginning in May 1999, and have a 10-year option exercise period and vest 25% per year of employment. The expenses related to issuance of stock pursuant to our employee stock plans could have a material adverse effect on the market value of our stock. Beginning in the first quarter of 2000, we began presenting earnings in our press releases that exclude non-cash expenses related to the issuance of stock under our employee stock plans.

OUR ACQUISITIONS MAY NOT BE SUCCESSFUL DUE TO THE COMPLEXITIES OF IDENTIFYING, MANAGING AND INTEGRATING OTHER BUSINESSES.

        Our strategy involves the acquisition and integration of additional companies' products, technologies and personnel. We have limited experience in acquiring other businesses. Acquisitions or investments could result in a number of financial consequences, including:

        -    potentially dilutive issuances of equity securities;

        -    large one-time write-offs;

        -    reduced cash balances and related interest income;

        - higher fixed expenses which require a higher level of revenues to maintain gross margins;

        -    the effect of local laws and taxes in foreign subsidiaries;

        -    the incurrence of debt and contingent liabilities; and

        - amortization expenses related to goodwill and other intangible assets.

        Furthermore, acquisitions involve numerous operational risks, including:

        - difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

        -    diversion of management's attention from other business concerns;

        - diversion of resources from our existing businesses, products or technologies;

        - risks of entering geographic and business markets in which we have no or limited prior experience; and

        -    potential loss of key employees of acquired organizations.

        Specifically, in connection with our most recent acquisitions, we are currently engaged in expansion of certain facilities in order to integrate and rationalize the operations at the acquired companies.

        If we are unable to successfully address any of these risks or fail to complete the facility expansions successfully and on schedule, our business could be materially and adversely affected.

IF THE MERGER WITH JDS UNIPHASE IS NOT COMPLETED OR IS DELAYED, OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS COULD BE MATERIALLY HARMED.

        Completion of the merger with JDS Uniphase is subject to several conditions, including approval by our stockholders and the stockholders of JDS Uniphase and the receipt of all required regulatory approvals and the expiration of all applicable waiting periods. We cannot assure you that the merger with JDS Uniphase will be completed or that it will be completed in the expected time period. If the merger with JDS Uniphase is not completed or its completion is substantially delayed, we may be subject to the following material risks, among others:

         o we will be required to pay JDS Uniphase a termination fee of $1 billion if:

              (1) an acquisition proposal has been made to us or our stockholders or any person has publicly announced an intention to make an acquisition proposal with respect to us; and

              (2) JDS Uniphase terminates the merger agreement because our board of directors amends or modifies or takes certain other actions with respect to its recommendation to our SDL stockholders or we take or fail to take certain actions with respect to a competing transaction; and

              (3) an acquiring party has acquired, directly or indirectly, within 12 months of such termination, a majority of the voting power of our outstanding securities or all or substantially all of our assets or there has been consummated a merger, consolidation or similar business combination between us and an acquiring person;

         o we will also be required to pay JDS Uniphase a termination fee of $1 billion if:

              (1) the merger agreement has been terminated by us in order to enter into a binding written agreement concerning a transaction that constitutes a superior proposal; and

              (2) an acquiring party has acquired, directly or indirectly, within 12 months of such termination, a majority of the voting power of our outstanding securities or all or substantially all of our assets or there has been consummated a merger, consolidation or similar business combination between us and an acquiring person;

         o if the merger agreement with JDS Uniphase is terminated under specified circumstances, we may be required to pay JDS Uniphase $10,000,000 as a reasonable estimate of JDS Uniphase's out-of-pocket expenses with respect to the merger;

         o the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger with JDS Uniphase will be completed;

         o our costs related to the merger, including, without limitation, certain legal, accounting and financial advisors fees, which are substantial will still have to be paid even if the merger is not completed;

         o if the merger is terminated and our board of directors determines to seek another merger or business combination, it is not certain that we will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger with JDS Uniphase. In addition, while the merger agreement with JDS Uniphase is in effect, we are generally prohibited from soliciting, initiating, encouraging or otherwise facilitating or entering into competing transactions, such as a merger, sale of assets or other business combination, with any party other than JDS Uniphase, which limits our strategic options;

         o we will not experience the benefits of the merger, including, among other things, expected synergies and cost savings, expanded product offerings, increased research and development efforts and faster time to market for new products; and

         o our industry is undergoing increased consolidation and we will be faced with competition from organizations some of which will have greater financial, marketing and technical resources than we do.

A DECREASE IN DEMAND FOR DWDM PRODUCTS GENERALLY, OR ANY FAILURE TO SUCCESSFULLY DEVELOP PRODUCTS IN RESPONSE TO EVOLVING OR NEW TECHNOLOGIES, WOULD SIGNIFICANTLY DECREASE OUR REVENUES.

        A majority of our revenues are derived from sales of products which rely on DWDM technology. As the market for DWDM products grew last year, our revenues from the sale of our DWDM products increased significantly and we expect that the percentage of our overall revenues attributable to the sale of our DWDM products will continue to increase for the foreseeable future. If the markets for optoelectronic products move away from DWDM technology and begin using new technologies, we may not be able to successfully design and manufacture new products that use these new technologies. There is also the risk that new products we develop in response to new technologies may not be accepted in the market. In addition, DWDM technology is continuously evolving, and we may not be able to modify our products to address new DWDM specifications. Any of these events would have a material adverse effect on our business.

OUR LENGTHY QUALIFICATION AND SALES CYCLE RESULTS IN DELAYS BETWEEN THE INCURRENCE OF EXPENSES AND THE GENERATION OF RELATED REVENUES, DURING WHICH TIME OUR CUSTOMERS MAY CANCEL OR REDUCE THEIR ORDERS FOR OUR PRODUCTS. CONSEQUENTLY, WE MAY INCUR EXPENSES THAT ARE NOT FULLY OR TIMELY RECOUPED THROUGH PRODUCT SALES, WHICH WOULD HARM OUR RESULTS OF OPERATIONS.

        Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for the process of designing, testing, evaluating, qualifying and integrating our products into customers' equipment can take up to twelve months. It can take an additional six months or more before a customer commences volume shipments of equipment that incorporates our products. Because of this lengthy qualification and sales cycle, we may experience a delay between the time when we incur expenses for research and development and sales and marketing efforts and the time when we generate revenues, if any, from these expenditures.

        In addition, the delays inherent in our lengthy qualification and sales cycle raise additional risk that customers may decide to cancel or change product plans. After a customer selects our technology, there can be no assurance that the customer will ultimately ship products incorporating our products. Our business could be materially adversely affected if during our lengthy qualification and sales cycle a significant customer reduces or delays orders or chooses not to release products incorporating our products.

IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE OUR PRODUCT MIX AND PRODUCTION CYCLES, OUR OPERATING RESULTS WOULD BE HARMED.

        We sell a variety of products, with differing margins, and we introduce new products to the markets from time to time. The proportional mix of the products that we sell changes from quarter to quarter. This change in product mix may adversely affect our operating results if, for example, we sell more products with lower margins in a particular quarter. Further, our ability to address changes in the market demand for our specific products depends on our ability to ramp up production for products with increased demand and to ramp down production for products with decreased demand. If we are not able to successfully manage the production cycles for our products, our operating results would be harmed.

CUSTOMER ORDER FLUCTUATIONS AND CANCELLATIONS COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

        Our product revenue is subject to fluctuations in customer orders. Occasionally, some of our customers have ordered more products than they need in a given period, thereby building up inventory and delaying placement of subsequent orders until such inventory has been reduced. We may also build inventory in anticipation of receiving new orders in the future. Also, customers have occasionally placed large orders that they have subsequently cancelled. In addition, due to the fact that our sales of 980 nm pump lasers products comprise a significant portion of our total revenues, our revenues are particularly susceptible to customer order fluctuations for these products. These fluctuations, cancellations and the failure to receive new orders can have adverse effects on our business and results of operations. We may also have incurred significant inventory or other expenses in preparing to fill such orders prior to their cancellation. Almost all of our backlog is subject to cancellation. Cancellation of significant portions of our backlog, or delays in scheduled delivery dates, could materially harm our business and results of operations.

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO A FEW CUSTOMERS, WHO COULD CEASE PURCHASING FROM US AT ANY TIME.

        A relatively limited number of OEM customers accounted for a substantial portion of revenue from communication products in fiscal 1999. In 1999, three communication product customers and their affiliates respectively accounted for 15 percent, 11 percent and 11 percent of revenues. For the first half of 2000, four communications product customers and their affiliates, respectively, would account for 15 percent, 12 percent, 12 percent and 11 percent of our revenues. Our recent acquisition of PIRI will increase our customer concentration, as the substantial majority of PIRI's sales in 1999 were made to one of our top ten customers. Revenue to any single customer is also subject to significant variability from quarter to quarter. Loss or reduction in orders from our key customers could decrease our revenues and harm our operating results. We expect that revenue to a limited number of customers will continue to account for a high percentage of the net sales for the foreseeable future. Our current customers may not continue to place orders or we may not obtain new orders from new communication customers.

IF WE DO NOT DEVELOP AND QUALIFY NEW PRODUCTS IN A TIMELY MANNER THAT OUR CUSTOMERS USE IN THEIR PRODUCTS, OR IF OUR CUSTOMERS DO NOT SUCCESSFULLY DEVELOP NEW PRODUCTS, OUR BUSINESS AND OPERATING RESULTS WOULD BE HARMED.

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

        We may be unable to develop or qualify new products on a timely schedule. Even if we are successful in the timely development of new products that are accepted in the market, we often experience lower margins on these products. The lower margins are due to lower yields and other factors, and thus we may be unable to manufacture and sell new products at an acceptable cost so as to achieve anticipated gross margins.

        Our current products serve many applications in the communications market. In many cases, our products are substantially completed, but the customer's product incorporating our products is not yet completed or the applications or markets for the customer's product are new or emerging. In addition, some of our customers are currently in the process of developing new products that are in various stages of development, testing and qualification, and sometimes are in emerging applications or new markets, which may require us to develop products for use in our customers' products.

        Our customers and we are often required to test and qualify pump lasers and modules, modulators, amplifiers, network monitors, receivers and transmitters among other new products for potential volume applications. In the communications market qualification is an especially costly, time consuming and difficult process. We cannot assure you that:

        - we or our customers will continue their existing product development efforts, or if continued that such efforts will be successful,

        - markets will develop for any of our technology or that pricing will enable such markets to develop, other technology or products will not supersede our products or our customer's products, or

        - we or our customers will be able to qualify products for certain customers or markets.

ANY LOSS OF, OR INABILITY TO ATTRACT, KEY PERSONNEL WOULD HARM US.

        Our future performance depends in significant part upon the continued service of our key technical and senior management personnel. The loss of the services of one or more of our officers or other key employees could significantly impair our business, operating results and financial condition. While many of our current employees have many years of service with us, there can be no assurance that we will be able to retain our existing personnel. If we are unable to retain or replace our key personnel, our business and results of operations could be materially and adversely affected.

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO TIME-CONSUMING AND COSTLY PATENT INFRINGEMENT CLAIMS AND JUDGMENTS, WHICH COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

        The semiconductor, optoelectronics, communications, information and laser industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. In addition:

        - additional infringement claims (or claims for indemnification resulting from infringement claims) may be asserted against us,

        - existing claims may significantly impair our business and results of operations, and

        - other assertions may result in an injunction against the sale of infringing products or otherwise significantly impair our business and results of operations.

        In 1985, Rockwell International Corporation alleged that we used a fabrication process that infringes Rockwell's patent rights. Those allegations led to two related lawsuits, one of which is still pending. The first lawsuit was filed in August 1993 in the U.S. Court of Federal Claims by Rockwell against the Federal government, alleging infringement of these patent rights with respect to the contracts the Federal government had with SDL and other companies. Although we were not originally named as a party to this lawsuit, the Federal government asserted that we might be liable to indemnify the Federal government for a portion of any liability it might have to Rockwell, and we were permitted to intervene in the lawsuit in August 1995.

        Rockwell filed the second lawsuit against us in May 1995 in Federal District Court in California, alleging that we used a fabrication process in connection with our manufacture and sale of products to customers other than the Federal government that infringes the Rockwell patent. Rockwell sought to:

        - permanently enjoin us from using fabrication processes allegedly covered by Rockwell's patent, and

        - require us to pay damages in an unspecified amount for our alleged past infringement of the patent, treble damages for willful infringement and attorneys' fees.

        Our answers to Rockwell's complaints in both lawsuits asserted several defenses, including that:

        -    Rockwell's patent was invalid,

        -    we did not infringe Rockwell's patent,

        - Rockwell's patent was unenforceable under the doctrine of inequitable conduct, and

        - Rockwell's action is barred, in whole or in part, by the doctrines of laches and equitable estoppel.

        After extensive discovery in the first lawsuit, we and the Federal government moved for summary judgment on the ground that Rockwell's patent was invalid. In February 1997, the court decided in our favor and in favor of the Federal government. However, Rockwell appealed the decision, and in May 1998 the U.S. Court of Appeals for the Federal Circuit vacated the lower court's judgment and remanded the case back to the lower court for further proceedings.

        The Federal government subsequently agreed to pay Rockwell $16.9 million in settlement of the first lawsuit, which as a result was then dismissed by the lower court in January 1999. We did not participate in the settlement. The government thus far has not made any further assertions that we must indemnify it for amounts paid to Rockwell.

        As a consequence of the May 1998 decision by the Court of Appeals in the first lawsuit, the issue of validity in the second lawsuit must be decided in a trial by jury, which is currently scheduled to commence in April 2001.

        Following a court-ordered settlement conference in June 1999 between Rockwell and us, at which we were unable to settle this lawsuit, Rockwell moved for summary judgment, seeking to have the court summarily find us to have infringed those claims. In February 2000, the court ruled that we had infringed Rockwell's patent. This ruling prevents us from defending against Rockwell's lawsuit on the ground that we do not infringe Rockwell's patent. The court has granted other summary judgment motions brought by Rockwell which also limit the defenses we may assert at trial. However, we intend to pursue our remaining defenses mentioned above. A trial date has been set in April 2001. Discovery on several matters is currently ongoing.

        Rockwell's patent expired in January 2000 so Rockwell can no longer prevent us from using the fabrication process allegedly covered by Rockwell's patent.

        The resolution of this litigation will depend on the resolution of various factual disputes, so the outcome cannot be determined and remains uncertain. Rockwell may ultimately prevail in this dispute. If Rockwell were to prevail, Rockwell could be awarded substantial monetary damages, including past damages, against us for the sale of infringing products, which could harm our business and results of operations. Litigation and trial of Rockwell's claim against us is expected to involve significant expense to us and could divert the attention of our technical and management personnel and could harm our business and results of operations.

        In addition, we are involved in various other legal proceedings and controversies arising in the ordinary course of our business.

ANY INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS COULD HARM OUR COMPETITIVE POSITION.

        Our future success and competitive position is dependent in part upon our proprietary technology, and we rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. However,

        - any of the over 200 patents, domestic and foreign, owned or approximately 95 patents licensed by us could be invalidated, circumvented, challenged or licensed to others,

        - the rights granted under the patents may not provide a competitive advantage to us,

        - our approximately 170 pending or future patent applications may not be issued with the scope of the claims sought by us, if at all, or

        - others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents we own, or obtain a license to the patents we own or license, or patent or assert patents on technology that we might use or intend to use.

        In addition, effective copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. We expect that a significant portion of our revenues will be derived from technology licensed on a non-exclusive basis from NTT, Xerox and other third parties that may license such technology to others, including our competitors. There can be no assurance that steps we take to protect our technology rights will prevent misappropriation of such technology. In addition, litigation has been necessary and may be necessary in the future:

        -    to enforce our patents and other intellectual property rights,

        -    to protect our trade secrets,

        - to determine the validity and scope of the proprietary rights of others, or

        - to defend against claims of infringement or invalidity of intellectual property rights developed internally or acquired from third parties.

        Litigation of this type has resulted in substantial costs and diversion of resources and could have a material adverse effect on our business and results of operations. Moreover, we may be required to participate in interference proceedings to determine the propriety of inventions. These proceedings could result in substantial cost to us.

BECAUSE WE SELL OUR PRODUCTS TO CUSTOMERS OUTSIDE THE UNITED STATES, WE FACE FOREIGN BUSINESS AND ECONOMIC RISKS THAT COULD HARM US.

        We derived approximately 55 percent of our revenue from customers outside the United States in the first half of 2000, 41 percent in 1999, 27 percent in 1998, and 25 percent in 1997. International revenue carries a number of inherent risks, including:

        - reduced protection for intellectual property rights in some countries,

        - the impact of unstable environments in economies outside the United States,

        -    generally longer receivable collection periods,

        -    changes in regulatory environments,

        -    tariffs, and

        -    other potential trade barriers.

        In addition, some of our international revenue is subject to export licensing and approvals by the Department of Commerce or other Federal governmental agencies. Any failure to obtain these licenses or approvals or comply with such regulations in the future could have a material adverse effect on our business and results of operations.

        We currently use local distributors in key industrialized countries and local representatives in smaller markets. Although we have formal distribution contracts with some of our distributors and representatives, some of our relationships are currently on an informal basis. Most of our international distributors and representatives offer only our products; however, certain distributors offer competing products and we cannot assure you that additional distributors and representatives will not also offer products that are competitive with our products. Certain of our acquisitions have contracts with distributors or representatives that may have conflicts with our existing distributors and representatives. In any event we or our distributors or representatives may desire to terminate certain distributor or representative relationships. Such a termination may result in monetary expenses or a loss of revenue. We cannot assure you that our international distributors and representatives will enter into formal distribution agreements at all or on acceptable terms, will not terminate informal or contractual relationships, will continue to sell our products or that we will provide the distributors and resellers with adequate levels of support. Our business and results of operations will be affected adversely if we lose a significant number of our international distributors and representatives or experience a decrease in revenue from these distributors and representatives.

WE ARE REQUIRED TO COMPLY WITH EXTENSIVE ENVIRONMENTAL REGULATIONS, WHICH COULD BE COSTLY AND COULD RESTRICT OUR ABILITY TO EXPAND OUR OPERATIONS.

        We, as well as the companies we acquire, are subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. We have established an environmental and safety compliance program to meet the objectives of applicable federal, state and local laws. Our environmental and safety department administers this compliance program which includes monitoring, measuring and reporting compliance, establishing safety programs and training our personnel in environmental and safety matters. Changes in these regulations and laws could harm us. In addition, these regulations could restrict our ability to expand our operations. If we do not:

        -    obtain required permits for,

        -    operate within regulations for,

        -    control the use of, and

        -    adequately restrict the discharge of

hazardous or regulated substances and materials under present or future regulations, we may be required to pay substantial penalties, to make costly changes in our manufacturing processes or facilities or to suspend our operations.

        If we are unable to successfully address any of these risks, our business could be materially and adversely affected.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.

        The market price of our common stock may fluctuate significantly because of:

        -    announcements of technological innovations,

        -    large customer orders,

        -    customer order delays or cancellations,

        -    customer qualification delays,

        -    new products by us, our competitors or third parties,

        - possible acquisition of us or our customers or our competitors by a third party,

        -    merger or acquisition announcements, by us or others,

        -    production problems,

        - stock compensation charges due to stock option plans or stock purchase plans,

        - quarterly variations in our actual or anticipated results of operations, and

        -    developments in litigation in which we are or may become involved.

Furthermore, the stock market has experienced extreme price and volume volatility, which has particularly affected the market prices of many high technology companies. This volatility has often been unrelated to the operating performance of such companies. This broad market volatility may adversely affect the market price of our common stock. Many companies in the optical communications industry have in the past year experienced historical highs in the market prices of their stock. The market price of our common stock may experience significant volatility in the future, including volatility that is unrelated to our performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 1999 have not changed significantly.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        In the patent infringement suit brought by Rockwell against the Company, additional motions for partial summary judgment were considered by the Court in June, 2000. The Court granted a motion brought by Rockwell, further limiting the grounds on which the Company can argue that Rockwell's patent is invalid. Other grounds remain on which the Company intends to argue that the patent is invalid. The Court also denied a motion brought by the Company for a ruling that Rockwell's damages were limited by the doctrine of laches. The Court held that there were factual issues raised by the issue of laches that would require trial. The Company intends to pursue that issue at trial. The Court has a set trial date in April 2001. Discovery on several matters is currently ongoing.

Item 2. Changes in Securities and Use of Proceeds.

        (c)(1) On March 8, 2000 the Company acquired all of the outstanding share capital of Queensgate Instruments Limited located in the United Kingdom ("Queensgate") in exchange for the issuance of 347,962 shares of the Company's Common Stock plus an earnout of up to an additional 3,990,000 shares. On June 26, 2000, SDL signed a supplementary agreement with the prior shareholders and option-holders of Queensgate extinguishing all rights to future contingent payments in exchange for 465,102 shares of SDL stock. The shares of the Company's Common Stock were issued to the shareholders of Queensgate pursuant to exemptions from the registration requirements of the Securities Act of 1933, (the "1933 Act") set forth in Regulation S, Section 4(2) and Regulation D under the 1933 Act. The Company relied on the exemption set forth in Regulation S for the issuance of shares of the Company's Common Stock to Queensgate shareholders resident outside of the United States and on the exemption set forth in Section 4(2) of the 1933 Act and in Regulation D under the 1933 Act for the issuance of shares of the Company's Common Stock to one Queensgate shareholder located in the United States. The Company shares issued to the Queensgate shareholders have been registered by the Company on Form S-3 (File No. 333-32068) for resale by the Queensgate shareholders.

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

        (3) On June 2, 2000, the Company acquired Photonic Integration Research, Inc. ("PIRI") pursuant to a Stock Purchase Agreement (the "Agreement") dated as of May 10, 2000, among SDL and the shareholders of PIRI. PIRI, located in Columbus, Ohio, is a leading manufacturer of arrayed waveguide gratings that enable the routing of individual wavelength channels in fiber optic systems. SDL has issued 8,461,663 shares of SDL, Inc. stock and transferred $31.7 million in cash derived from operating income, in exchange for all of the stock of PIRI.

Item 3. Defaults upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's Annual Meeting of Stockholders was held on May 18, 2000. At the Annual Meeting the following items were put to vote of the stockholders:

                  1. To elect two Class 3 directors to hold office until the 2003 annual meeting of stockholders and until their successors have been elected or appointed.

                  Dr. Schwettmann

                  For                            Withheld
                  -------------------------------------------------------

                  59,978,455                     144,350

                   Mr. Holbrook

                  For                            Withheld
                  -------------------------------------------------------

                  59,978,177                     144,628

                  2. To approve an amendment to the Company's 1995 Employee Stock Purchase Plan increasing the number of shares reserved for issuance thereunder from 4,600,000 shares to 5,500,000 shares and making certain other procedural changes to the plan.

                  For                    Against                   Abstain
                  --------------------------------------------------------------

                  59,205,777             844,014                   73,014

                  3. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock.

                  For                    Against                   Abstain
                  --------------------------------------------------------------

                  57,908,227             2,163,526                 51,052

                  4. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for 2000.

                  For                    Against                   Abstain
                  --------------------------------------------------------------

                  60,063,327             16,490                    42,988

Item 5. Other Information. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

        (a)   List of Exhibits

              Number          Exhibit Description
              ------          -------------------
              27.1            Financial Data Schedule

        (b)   Reports on Form 8-K.

               We filed a report on Form 8-K on March 21, 2000 and May 22, 2000 reporting the acquisition of all of the outstanding share capital of Queensgate Instruments Limited pursuant to a Share Purchase Agreement dated March 8, 2000 among SDL and the shareholders and optionholders of Queensgate Instruments Limited.

               We filed a report on Form 8-K on April 11, 2000 and June 16, 2000 reporting the acquisition of Veritech Microwave, Inc. ("Veritech") pursuant to an Agreement and Plan of Merger dated as of February 28, 2000 among SDL, VMI Acquisition Corporation, Veritech and certain shareholders of Veritech.

               We filed a report on Form 8-K on June 14, 2000 reporting the acquisition of Photonic Integration Research, Inc. ("PIRI") pursuant to a Stock Purchase Agreement (the "Agreement") dated as of May 10, 2000, among SDL and the shareholders of PIRI.

               We filed a report on Form 8-K on July 11, 2000, reporting the Agreement and Plan of Reorganization and Merger among JDS Uniphase Corporation and SDL, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SDL, INC.
                                        ---------------------------------------
                                        Registrant


August  1, 2000
                                        /s/ Michael Foster
                                        ---------------------------------------
                                        Michael L. Foster
                                        Vice President, Finance
                                        Chief Financial Officer
                                        (duly authorized officer, and principal
                                        financial and accounting officer)

                                  EXHIBIT INDEX

Number          Exhibit Description
------          -------------------
27.1            Financial Data Schedule