Form 10-Q
period 2000-09-30
SDL INC
filed 2000-11-06
CIK 934741

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                -------------------------------------------------

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


                    Yes      [ X ]              No [  ]
The number of shares outstanding of the issuer's common stock as of October 31, 2000 was 87,423,110.

                                    SDL, INC.


                                     INDEX


                                                                                   Page No.
                                                                                   --------

PART I.   FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets at
                   September 30, 2000 and December 31, 1999                            3

                   Condensed Consolidated Statements of Operations for
                   the three and nine months ended September 30, 2000 and 1999         4

                   Condensed Consolidated Statements of Cash Flows for
                   the nine months ended September 30, 2000 and 1999                   5

                   Notes to Condensed Consolidated Financial Statements                6

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      20

        Item 3.    Quantitative and Qualitative Disclosures About Market Risk         35

PART II.   OTHER INFORMATION

        Item 1.    Legal Proceedings                                                  36

        Item 2.    Changes in Securities and Use of Proceeds                          36

        Item 3.    Defaults upon Senior Securities                                    36

        Item 4.    Submission of Matters to a Vote of Security Holders                36

        Item 5.    Other Information                                                  36

        Item 6.    Exhibits and Reports on Form 8-K                                   36


SIGNATURES                                                                            37

PART I.   FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                    SDL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                           September 30,      December 31,
                                                                                               2000              1999 (1)
                                                                                           -------------      ------------
                                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................      $   266,560       $   153,016
  Short-term marketable securities ...................................................          117,669           161,120
  Accounts receivable, net ...........................................................           82,787            41,445
  Inventories ........................................................................           55,761            32,070
  Prepaid expenses and other current assets ..........................................            7,693             3,659
                                                                                            -----------       -----------
Total current assets .................................................................          530,470           391,310

Property and equipment, net ..........................................................          104,051            59,772
Goodwill and other intangibles, net ..................................................        2,791,297             2,948
Other assets .........................................................................            8,071             6,923
                                                                                            -----------       -----------
Total assets .........................................................................      $ 3,433,889       $   460,953
                                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................................      $    28,629       $    18,277
  Accrued payroll and related expenses ...............................................           10,066            10,717
  Income taxes payable ...............................................................            6,402             1,093
  Other accrued liabilities ..........................................................           30,284             5,961
                                                                                            -----------       -----------
Total current liabilities ............................................................           75,381            36,048

Long-term liabilities ................................................................            5,012             4,757


Commitments and contingencies

Stockholders' equity:
  Common stock .......................................................................               87                72
  Additional paid-in capital .........................................................        3,533,990           425,993
  Accumulated other comprehensive income (loss) ......................................             (787)            1,557
  Accumulated deficit, $26.3 million relating to the repurchase of
    common stock in 1992 and $5.8 million relating to a recapitalization in 1992 .....         (179,794)           (7,474)
                                                                                            -----------       -----------
Total stockholders' equity ...........................................................        3,353,496           420,148
                                                                                            -----------       -----------
Total liabilities and stockholders' equity ...........................................      $ 3,433,889       $   460,953
                                                                                            ===========       ===========

                             See accompanying notes

(1) Derived from the Company's audited financial statements as of December 31, 1999.

                                    SDL, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data - unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                       September, 30                 September 30,
                                                    2000           1999           2000            1999
                                                 ---------       ---------      ---------       ---------


Total revenues                                   $ 146,516       $  47,507      $ 329,234       $ 128,344

Cost of revenues                                    70,058          26,656        162,888          74,662
                                                 ---------       ---------      ---------       ---------

Gross profit                                        76,458          20,851        166,346          53,682

Operating expenses:
  Research and development                          12,214           5,237         26,686          13,310
  Selling, general and administrative               18,127           6,527         38,929          18,650
  Merger costs                                       3,168              --          3,168           2,677
  In-process research and development                   --              --         27,400           1,495
  Amortization of purchased intangibles            151,327             210        224,698             599
                                                 ---------       ---------      ---------       ---------

Total operating expenses                           184,836          11,974        320,881          36,731
                                                 ---------       ---------      ---------       ---------

Operating income (loss)                           (108,378)          8,877       (154,535)         16,951

Interest income, net                                 5,949             589         15,463           1,172
                                                 ---------       ---------      ---------       ---------

Income (loss) before income taxes                 (102,429)          9,466       (139,072)         18,123

Provision for income taxes                          13,404           2,082         33,248           4,905
                                                 ---------       ---------      ---------       ---------

Net income (loss)                                ($115,833)      $   7,384      ($172,320)      $  13,218
                                                 =========       =========      =========       =========

Net income (loss) per share - basic              ($   1.34)      $    0.12      ($   2.17)      $    0.21
                                                 =========       =========      =========       =========

Net income (loss) per share - diluted            ($   1.34)      $    0.11      ($   2.17)      $    0.20
                                                 =========       =========      =========       =========

Number of weighted average shares - basic           86,608          64,186         79,292          62,086


Number of weighted average shares - diluted         86,608          68,292         79,292          66,170

                             See accompanying notes.

                                    SDL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                     2000            1999
                                                                  ---------       ---------
OPERATING ACTIVITIES:
Net income (loss)                                                 $(172,320)      $  13,218
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
       Depreciation                                                  13,569           8,388
       Amortization of intangibles                                  224,698             599
       Stock based compensation                                      14,328              --
       Tax benefit from employee stock options                       30,494              --
       In-process research and development                           27,400           1,495
       Changes in operating assets and liabilities:
           Accounts receivable                                      (23,359)        (19,524)
           Inventories                                              (14,588)         (7,580)
           Accounts payable                                           4,971           2,020
           Accrued payroll and related expenses                        (890)          4,061
           Income taxes payable                                        (146)          2,267
           Other accrued liabilities                                 15,340           3,603
           Long-term liabilities                                     (2,108)          1,581
           Other                                                     (5,377)         (2,028)
                                                                  ---------       ---------

Total adjustments                                                   284,332          (5,118)
                                                                  ---------       ---------

Net cash provided by operating activities                           112,012           8,100

INVESTING ACTIVITIES
Acquisition of property and equipment, net                          (40,515)        (21,356)
Acquisitions, net of cash acquired                                  (22,265)         (5,055)
Sale (purchase) of investments, net                                  47,045         (65,797)
                                                                  ---------       ---------

Net cash used in investing activities                               (15,735)        (92,208)

FINANCING ACTIVITIES
Issuance of stock pursuant to employee stock plans                   18,174           9,751
Proceeds from issuance of common stock                                   --         266,301
Payments on capital leases                                             (907)           (850)
Payments on notes payable                                                --            (898)
                                                                  ---------       ---------

Net cash provided by financing activities                            17,267         274,304
                                                                  ---------       ---------

Net increase (decrease)  in cash and cash equivalents               113,544         190,196
Net cash activity of IOC for the three months ended December
31, 1998                                                                 --          (1,163)
Cash and cash equivalents at beginning of period                    153,016          17,023
                                                                  ---------       ---------

Cash and cash equivalents at end of period                        $ 266,560       $ 206,056
                                                                  =========       =========


                             See accompanying notes.

                                    SDL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000

1.      Basis of Presentation and Business Activities

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The third fiscal quarter of 2000 and 1999 ended on September 29, 2000 and October 1, 1999, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar quarter.

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

        On June 2, 2000, the Company acquired Photonic Integration Research, Inc. (PIRI) for 8,461,663 shares of the Company's common stock with a fair value of approximately $2.1 billion and a $31.7 million cash payment. PIRI, a privately held company located in Columbus, Ohio, is a manufacturer of arrayed waveguide gratings (AWGs) that enable the routing of individual wavelength channels in fiber optic systems. These products are used in optical multiplexing (mux) and demultiplexing (demux) applications for dense wavelength division multiplexed (DWDM) fiber optic systems. The acquisition was accounted for under the purchase method of accounting. See Note 6, "Acquisitions."

        On July 10, 2000, the Company announced the signing of a Merger Agreement with JDS Uniphase Corporation. Upon completion of this transaction, the Company's stockholders would receive 3.8 shares of JDS Uniphase common stock for each share of SDL common stock they own, and the Company would become a wholly-owned subsidiary of JDS Uniphase. Completion of the transaction is subject to the approval of our stockholders, as well as customary closing conditions and regulatory approvals. Accordingly there can be no assurance that the transaction will be completed. On July 11, 2000, the Company filed a press release announcing the transaction and the merger agreement as exhibits to Form 8-K. Those documents contain the specific terms and conditions of the transaction. See the section entitled "Risk Factors" in Item 2, specifically the risk factor captioned, "If the merger with JDS Uniphase is not completed or is delayed, our stock price and future business and operations could be materially harmed."

        As a result of the substantial increase in the market price of the Company's Common Stock beginning in the fourth quarter of 1998, and the resulting increased levels of employee participation in the Company's Employee Stock Purchase Plan ("ESPP"), the number of shares issuable pursuant to the Company's ESPP in fiscal 2000 exceeded the number of shares that were available under the Plan at the beginning of the October 1998 employee purchase period. As a result, the Company incurred $4.7 million and $8.9 million non-cash charges to operating results in the second and third quarters of 2000. The non-cash charges to operating results are based on the difference between the purchase price and the fair value of the common stock for the last share authorization in May 1999.

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

        In June 1998, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company will be subject to SFAS 133 commencing in 2001. The Company believes that the implementation of SFAS 133 will not have a significant effect on its financial position or results of operations.

        In March 2000, the FASB issued Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The Company believes that the implementation of FIN 44 will not have a significant effect on its financial position or results of operations.

2.      Net income (loss) per share

        The following table sets forth the computation of basic and diluted net
        (loss) income per share (in thousands, except per share amounts):

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                   -----------------------      -----------------------
                                                                      2000         1999           2000           1999
                                                                   ---------     ---------      ---------       -------
Numerator:
Net income (loss)                                                  ($115,833)      $ 7,384      ($172,320)      $13,218
                                                                   =========       =======      =========       =======

Denominator:
Denominator for basic net income per
   share - weighted average shares                                    86,608        64,186         79,292        62,086

Incremental common shares attributable to
   shares issuable under employee stock plans (1)                         --         4,106             --         4,084
                                                                   ---------       -------      ---------       -------

Denominator for diluted net income per share
     adjusted weighted average shares and assumed conversions         86,608        68,292         79,292        66,170
                                                                   =========       =======      =========       =======


Net income (loss) per share - basic                                $   (1.34)      $  0.12      $   (2.17)      $  0.21
                                                                   =========       =======      =========       =======
Net income (loss) per share - diluted                              $   (1.34)      $  0.11      $   (2.17)      $  0.20
                                                                   =========       =======      =========       =======

(1) Potential common shares relating to shares issuable under employee stock plans of 4,217 shares and 4,311 shares, respectively, are not included in the three months and nine months ended September 30, 2000 calculation due to their anti-dilutive effect on the loss per share.

3.      Inventories

        The components of inventories consist of the following (in thousands):


                                  September 30, December 31,
                                  --------------------------
                                     2000            1999
                                  ---------        ---------
       Raw materials                $32,217          $15,115
       Work in process               17,918           14,615
       Finished Goods                 5,626            2,340
                                    -------          -------
                                    $55,761          $32,070
                                    =======          =======


4.      Comprehensive income (loss)

        Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments, net of the related tax effects. The tax effects for other comprehensive income (loss) were immaterial for all periods presented.

        Total comprehensive loss amounted to approximately $116.5 million for the third quarter of 2000 compared to a comprehensive income of $7.7 million for the third quarter of 1999. For first nine months of 2000, comprehensive loss amounted to $174.7 million compared to comprehensive income of $13.0 million for the corresponding 1999 period.

5.      Segment reporting

        SDL has two reportable segments: communications and industrial laser. The communications business unit develops, designs, manufactures and distributes lasers, modulators, drivers, receiver circuits, network monitors, amplifiers, multiplexers, demultiplexers, modules and subsystems for applications in the telecom, datacom, cable television, and dense wavelength division multiplexing markets. The recent acquisitions, PIRI, Veritech, Queensgate, are included in the communication segment. The industrial laser business unit develops, designs, manufacturers and distributes lasers and subsystems for applications in the surface heat treating, product marking, digital imaging, digital proofing, and thermal printing solutions markets.

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

        Information about reported segment income or loss is as follows (in thousands):

                                           Communication  Industrial
        Quarter ended September 30, 2000:    Products       Laser         Total
                                           -------------  ----------     --------
        Revenue from external customers      $131,604      $ 14,912      $146,516
        Segment Operating Income             $ 54,139      $  3,599      $ 57,738
                                             --------      --------      --------

                                           Communication  Industrial
        Quarter ended September 30, 1999:    Products       Laser          Total
                                           -------------  ----------      --------
        Revenue from external customers      $ 32,109      $ 15,398       $ 47,507
        Segment Operating Income (loss)      $  9,989      $   (902)      $  9,087
                                             --------      --------       --------

                                               Communication      Industrial
        Nine Months ended September 30, 2000:    Products           Laser              Total
                                               -------------      ----------          --------
        Revenue from external customers          $288,288          $ 40,946           $329,234
        Segment Operating Income                 $115,467          $  1,648           $117,115
                                                 --------          --------           --------

                                               Communication      Industrial
        Nine Months ended September 30, 1999:    Products           Laser              Total
                                               -------------      ----------          --------
        Revenue from external customers          $ 90,751          $ 37,593           $128,344
        Segment Operating Income (loss)          $ 24,564          $ (2,142)          $ 22,422

                                                 --------          --------           --------

        Reconciliations of the totals reported for the operating segments to the applicable line items in the consolidated financial statements are as follows (in thousands):

                                                              For the quarter ended

                                                                  September 30,
        Operating Income:                                     2000             1999
                                                            ---------       ---------
        Total operating income from operating segments      $  57,738       $   9,087
        Stock compensation charges and payroll taxes                               --
                on stock options                              (11,621)
        Amortization of intangibles                          (151,327)           (210)
        Merger costs                                           (3,168)             --
                                                            =========       =========
        Total consolidated operating income                 $(108,378)      $   8,877
                                                            =========       =========


                                                            For the nine months ended

                                                                  September 30,
        Operating Income:                                     2000            1999
                                                            ---------       ---------
        Total operating income from operating segments      $ 117,115       $  22,422
        Stock compensation charges and payroll taxes on                            --
                stock options                                 (16,384)
        In process research and development and related       (27,400)         (2,195)
        Amortization of intangibles                          (224,698)           (599)
        Merger costs                                           (3,168)         (2,677)
                                                            =========       =========
        Total consolidated operating income                 $(154,535)      $  16,951
                                                            =========       =========

        Major Customers

        During the first nine months of 2000, five communication product customers and their affiliates accounted for 16 percent, 12 percent, 11 percent, 11 percent and 10 percent of revenues, respectively. During fiscal 1999, three communication product customers and their affiliates accounted for 15 percent, 11 percent and 11 percent of revenues, respectively.

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

        The total purchase cost and purchase price allocation of the Queensgate merger is as follows (in thousands):

Value of securities issued .........      $207,767
Cash ...............................         3,000
Assumption of Queensgate options ...         1,502
                                          --------
                                           212,269
Estimated transaction costs.........         1,125
                                          --------
Total purchase cost.................      $213,394
                                          ========

                                                Annual           Useful
                                   Amount    Amortization        Lives
                                ---------------------------------------
Purchase Price Allocation:
  Tangible net liabilities      $  (1,570)            n/a           n/a
  Tradename                         2,000       $     400       5 years
  Core technology                  12,000           2,400       5 years
  Existing technology               6,200           1,240       5 years
  In process technology             1,200             n/a           n/a
  Workforce                         1,500             300       5 years
  Goodwill                        200,744          40,149       5 years
  Deferred tax liabilities         (8,680)            n/a           n/a
                                -------------------------
Total purchase price:           $ 213,394       $  44,489
                                =========================


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

        The total purchase cost and purchase price allocation of the Veritech merger is as follows (in thousands):

Value of securities issued ........            $620,529
Transaction costs .................               8,800
                                               --------
Total purchase cost ...............            $629,329
                                               ========

                                                            Annual         Useful
                                                Amount   Amortization      Lives
                                             ------------------------------------
Purchase Price Allocation:
  Tangible net assets                        $  23,802            n/a         n/a
  Core \ existing technology                    67,800         13,560      5years
  In process technology                         25,100            n/a         n/a
  Workforce                                      2,500            500      5years
  Design tools and device library                  521            104      5years
  Goodwill                                     537,934        107,586      5years
  Deferred tax liabilities                     (28,328)           n/a         n/a
                                             ------------------------
Total purchase price:                        $ 629,329       $121,750
                                             ========================


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

        The total purchase cost and purchase price allocation of the PIRI merger is as follows (in thousands):

Value of securities issued ........            $2,083,430
Cash ..............................                31,732
                                               ----------
                                                2,115,162
Estimated transaction costs .......                12,443
                                               ----------
Total purchase cost ...............            $2,127,605
                                               ==========

                                                         Annual        Useful
                                         Amount       Amortization      Lives
                                     -----------------------------------------
Purchase Price Allocation:
  Tangible net assets                $    39,816               n/a         n/a
  Existing technology                    226,400            45,280      5years
  In process technology                    1,100               n/a         n/a
  Workforce                                3,900               780      5years
  Tradename                                6,640             1,328      5years
  Goodwill                             1,944,525           388,905      5years
  Deferred tax liabilities               (94,776)              n/a         n/a
                                     -----------------------------
Total estimated purchase price:      $ 2,127,605       $   436,293
                                     =============================

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

        The following unaudited proforma information presents the results of operations of the Company as if the acquisitions had taken place on January 1, 1999 and excludes the write-off of purchased in process research and development of $27.4 million:

    (In thousands,                  For the nine months
    except per share amounts)       ended September 30,
                                   ----------------------
                                      2000      1999
                                   ----------------------
    Revenues                        376,172      196,424
    Net loss                       (348,732)    (403,254)
    Loss per share - basic           ($4.08)      ($5.42)
    Loss per share - diluted         ($4.08)      ($5.42)


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


        The purchase price allocation for the fiber laser business acquisition was recorded as follows (in thousands):


Inventory ..............................      $  979
Property and equipment .................         229
Intangibles ............................       2,596
In-process research and development ....       1,495
                                              ------
Total assets acquired ..................      $5,299
                                              ======

Liabilities assumed ....................      $   94
Cash paid, including transaction costs .       5,205
                                              ------
Total purchase price ...................      $5,299
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

The demand for DWDM products has accelerated significantly in recent years due to the technology's unique ability to expand network bandwidth and allows for faster transmission of data, voice and video signals. With the qualification of our new wafer fabrication facility in the first half of 1998, and improved yields and expanded assembly and test capacity in 1999 and the first nine months of 2000, we were able to successfully increase capacity and achieve significant revenue growth. Revenue from fiber optic communications products increased by 179 percent in 1999 compared to 1998 and continued in 2000 with fiber optic communication product revenue increasing by 253 percent for the first nine months of 2000 compared to the comparable 1999 period. Our optical products also serve a wide variety of non-communications applications, including materials processing and high resolution printing. In addition to internal growth, we have recently sought to expand our technologies and product offerings through selected strategic acquisitions, such as our acquisitions of Photonic Integration Research, Inc., or PIRI, in June 2000; Veritech Microwave, Inc., or Veritech, in April 2000; and Queensgate Instruments, Limited, or Queensgate, in March 2000.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The third fiscal quarter of 2000 and 1999 ended on September 29, 2000 and October 1, 1999, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar quarter.

RESULTS OF OPERATIONS

Revenue. Total revenue for the quarter ended September 30, 2000 increased 208 percent to $146.5 million compared to $47.5 million in the corresponding 1999 quarter. For the first nine months of 2000, total revenue increased 156 percent to $329.2 million from $128.3 million reported for the comparable period. The increase in revenue for the third quarter and first nine months of 2000 was driven by demand for the Company's dense wavelength division multiplexing (DWDM) products. Revenue generated from SDL's DWDM products, including 980nm undersea and terrestrial pump lasers and terrestrial pump modules, lithium niobate light modulators and drivers, light amplifiers, fiber gratings, receiver circuits, optical network monitoring products and arrayed waveguide gratings, increased 332 percent from the prior year quarter. Results of the third quarter include three full months of results from the Queensgate, Veritech, and PIRI acquisitions. Excluding these three acquired businesses, total revenue increased by 22 percent sequentially and by 138 percent over the prior year quarter.

Revenues for the three and nine months ended September 30, 2000, are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Margin. Gross margin increased to 52 percent and 51 percent for the three and nine months ended September 30, 2000 from 44 percent and 42 percent in comparable 1999 periods. The increase in gross margin was primarily due to the following: (i) a more favorable mix of higher margin DWDM revenue as compared to revenue derived from lower margin industrial laser and satellite communication revenue, (ii) reduction of costs due to increased yields and factory volume, and
(iii) strong gross margins from our newly acquired businesses, Veritech and PIRI. These favorable factors were partially offset by higher employee benefit costs and non-cash stock compensation charges.

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

Research and Development. Research and development expense was $12.2 million, or 8 percent of revenue for the quarter ended September 30, 2000 as compared to $5.2 million, or 11 percent of revenue for the quarter ended September 30, 1999. For the first nine months of 2000, research and development was $26.7 million, or 8 percent of revenue as compared to $13.3 million, or 10 percent of revenue for the corresponding 1999 period. The increase in research and development spending is primarily due to the continued development and enhancement of the Company's fiber optic communication products and non-cash stock compensation charges of $2.2 million and $3.2 million for the three and nine months ended September 30, 2000, respectively. The decline in research and development expenses as a percent of revenues was due to revenue growing rapidly making it difficult to scale research and development programs at the same ratio as our revenue growth. The Company expects to commit substantial resources to product development in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods, although research and development expenses may vary as a percentage of revenue.

Selling, General and Administrative. Selling, general and administrative (SG&A) expense was $18.1 million, or 12 percent of revenue for the quarter ended September 30, 2000 as compared to $6.5 million, or 14 percent of revenue for the quarter ended September 30, 1999. For the first nine months of 2000, SG&A expense was $38.9 million, or 12 percent of revenue compared to $18.7 million, or 15 percent of revenue for the nine months ended September 30, 1999. The increase in SG&A spending was primarily due to the following: (i) higher personnel-related costs to support the growth in revenues and operations; (ii) higher internal and external sales commissions; (iii) increased professional service expenses; (iv) significantly higher payroll taxes on stock options, (v) and non-cash stock compensation charges. These factors were partially offset by charges incurred related to the implementation of the Company's enterprise resource planning software during the first half of 1999. There can be no assurances that current SG&A levels as a percentage of total revenue are indicative of future SG&A expenses as a percentage of total revenue.

Merger Costs. During the third quarter of 2000, the Company recorded merger related costs of $3.2 million in connection with the proposed merger with JDS Uniphase. In 1999, the Company recorded merger related costs of $2.7 million in connection with the acquisition of IOC in a transaction accounted for as a pooling of interests. The costs incurred related primarily to printing, financial advisory, filing fees and professional fees for legal and accounting services.

In-process research and development. During March 2000, the Company acquired Queensgate Instruments, Limited which resulted in the write-off of purchased in-process research and development (IPR&D) of $1.2 million. During April 2000, the Company acquired Veritech Microwave which resulted in the write-off of IPR&D of $25.1 million. During June 2000, the Company acquired Photonic Integration Research, Inc. which resulted in the write-off of IPR&D of $1.1 million. The Company's acquisition of the fiber laser business from Polaroid during the first quarter 1999 resulted in the write-off of IPR&D of $1.5 million.

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

Amortization of Purchased Intangibles We have acquired three companies during fiscal 2000 that generated approximately $3.0 billion in identified intangibles and goodwill. Amortization of purchased intangibles during the three and nine months ended September 30, 2000 was $151.3 million and $224.7 million, respectively, compared to $0.2 million and $0.6 million for the corresponding 1999 periods. The increase in amortization of purchased intangibles is due to the intangible assets generated from the acquisitions of PIRI, Veritech, and Queensgate during the nine months ended September 30, 2000.

Interest Income, net. Net interest income for the three and nine months ended September 30, 2000 was $5.9 million and $15.5 million, respectively, compared to $0.6 million and $1.2 million for the corresponding 1999 periods. The increase in interest income was primarily due to the interest earned on interest bearing securities purchased with proceeds from the Company's September 1999 stock offering and cash flow from operations during fiscal 2000.

Provision for Income Taxes. The Company recorded a provision for income taxes of $13.4 million and $33.2 million for the three and nine months ending September 30, 2000, respectively. Excluding the impact of non-deductible in-process research and development charges and goodwill amortization and merger expenses, the effective tax rate for the first nine months of 2000 is 36.5 percent, compared to 22 percent for the first nine months of fiscal year 1999. The increase in the 2000 tax rate is primarily attributable to the Company's utilization of the remainder of federal and state tax loss carryforwards in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company's combined balance of cash, cash equivalents and marketable securities was $384.2 million. Operating activities generated $112.0 million during the nine months ended September 30, 2000 primarily the result of the following: (i) strong earnings before non-cash accounting charges for depreciation, IPR&D, stock based compensation, and amortization of intangibles, (ii) tax benefit from employee stock options, and
(iii) increase in accrued liabilities. These cash inflows were partially offset by increases in accounts receivable and inventory.

Cash used in investing activities was $15.7 million in the nine months ended September 30, 2000. The Company incurred capital expenditures of $40.5 million for facilities expansion and capital equipment purchases to expand its manufacturing capacities for its fiber optic communication products. The Company currently expects to spend approximately $30 million for capital equipment purchases and leasehold improvements during the remainder of 2000. In addition, the Company acquired Queensgate, Veritech, and PIRI during the first nine months of 2000 resulting in net cash payments of $22.3 million.

The Company generated $18.2 million from financing activities during the first nine months of 2000 from the issuance of stock under employee stock plans, offset by capital lease payments.

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


RISK FACTORS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, plans, intentions, beliefs or strategies regarding the future. Forward-looking statements include statements regarding research and development expenditures, capital equipment purchases and leasehold improvement expenditures, sufficiency of cash and the Company's liquidity and anticipated cash needs and availability under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and SDL assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks discussed above in the MD&A and the factors detailed below. You should also consult the risk factors listed in the Company's annual report on Form 10-K filed for the year ended December 31, 1999 and in the Company's Quarterly Reports on Forms 10-Q for the quarter ended March 31, and June 30, 2000.

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

        Because we manufacture, package and test these components, products and systems at our own facility, and because these components, products and systems are not readily available from other sources, our business and results of operations will be significantly impaired if our manufacturing is interrupted by any of the following:

        -       shortages of parts or equipment,
        -       equipment or power failures,
        -       poor yields,
        -       fire or natural disaster,
        -       delays in bringing new facilities on line,
        -       labor or equipment shortages, or
        -       otherwise.

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

        Difficulties in starting production to meet expected demand and schedules have occurred in the past and may occur in the future including the following:

        - quality problems could arise, yields could fall, and gross margins could be reduced during such a ramp,
        - overall product line revenue may decline as resources are diverted from mature products in full production to new generation products under initial volume production, or
        - cost reductions in manufacturing are required to avoid a drop in gross margins for certain products sold to customers receiving volume pricing.

        We have announced a program to increase our manufacturing capacity by a factor of five over the next twelve to eighteen months. This is a very ambitious program and there is substantial risk to achieving the objective. If manufacturing capacity is not expanded to meet customer delivery requirements or if customer demand fails to grow at anticipated rates, our business and results of operation would be materially adversely affected.

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

        We will continue to need a substantial number of additional personnel, including those with research development, manufacturing, sales, marketing and management expertise, to commercialize and develop our products and expand all areas of our business in order to continue to grow. We may not be able to attract, assimilate and retain additional personnel, including key personnel. Competition for such personnel is intense, and we expect demand for such personnel to exceed supply for the foreseeable future.

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

        In addition, many of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can. We cannot assure you that:

        - our current or potential competitors including our customers have not already or will not in the future develop or acquire products or technologies comparable or superior to those that we developed, combine or merge with each other or our customers to form significant competitors, expand production capacity to more quickly meet customer supply requirements, or
        - adapt more quickly than we do to new technologies, evolving industry trends and changing customer requirements.

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

        Stock options exercised by employees of our United Kingdom subsidiary may result in significant expenses. Under United Kingdom law, we are required to pay national insurance tax on the gain on stock options exercised by employees in the United Kingdom. Based on the stock price at September 30, 2000, we have a $8.5 million contingent liability that will be charged to operations in the period that the options are exercised. The options were granted to United Kingdom employees beginning in May 1999, and have a 10-year option exercise period and vest 25% per year of employment. The expenses including significant tax related expenses related to issuance of stock pursuant to our employee stock plans could have a material adverse effect on the market value of our stock.

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

        - we will be required to pay JDS Uniphase a termination fee of $1 billion if:

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

        - we will also be required to pay JDS Uniphase a termination fee of $1 billion if:

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

        - if the merger agreement with JDS Uniphase is terminated under specified circumstances, we may be required to pay JDS Uniphase $10,000,000 as a reasonable estimate of JDS Uniphase's out-of-pocket expenses with respect to the merger;
        - the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger with JDS Uniphase will be completed;
        - our costs related to the merger, including, without limitation, certain legal, accounting and financial advisors fees, which are substantial will still have to be paid even if the merger is not completed;
        - if the merger is terminated and our board of directors determines to seek another merger or business combination, it is not certain that we will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the proposed merger with JDS Uniphase. In addition, while the merger agreement with JDS Uniphase is in effect, we are generally prohibited from soliciting, initiating, encouraging or otherwise facilitating or entering into competing transactions, such as a merger, sale of assets or other business combination, with any party other than JDS Uniphase, which limits our strategic options;
        - we will not experience the benefits of the merger, including, among other things, expected synergies and cost savings, expanded product offerings, increased research and development efforts and faster time to market for new products; and
        - our industry is undergoing increased consolidation and we will be faced with competition from organizations some of which will have greater financial, marketing and technical resources than we do.

A DECREASE OR SLOWING IN DEMAND FOR DWDM PRODUCTS GENERALLY, OR ANY FAILURE TO SUCCESSFULLY DEVELOP PRODUCTS IN RESPONSE TO EVOLVING OR NEW TECHNOLOGIES, WOULD SIGNIFICANTLY DECREASE OUR REVENUES.

        A majority of our revenues are derived from sales of products which rely on DWDM technology. As the market for DWDM products grew last year, our revenues from the sale of our DWDM products increased significantly and we expect that the percentage of our overall revenues attributable to the sale of our DWDM products will continue to increase for the foreseeable future. If the markets for optoelectronic products move away from DWDM technology and begin using new technologies, we may not be able to successfully design and manufacture new products that use these new technologies. There is also the risk that new products we develop in response to new technologies may not be accepted in the market. In addition, DWDM technology is continuously evolving, and we may not be able to modify our products to address new DWDM specifications. A slowing in the growth rate for DWDM products could also occur, as customers build out certain systems or new deployments are delayed. Any of these events would have a material adverse effect on our business.

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

A LARGE PORTION OF OUR REVENUES IS DERIVED FROM SALES TO A FEW CUSTOMERS, WHO COULD CEASE PURCHASING FROM US AT ANY TIME.

        A relatively limited number of OEM customers has accounted for a substantial portion of revenue. In 1999, three communication product customers and their affiliates respectively accounted for 15 percent, 11 percent and 11 percent of revenues. During the first nine months of 2000, five communication product customers and their affiliates accounted for 16 percent, 12 percent, 11 percent, 11 percent and 10 percent of revenues, respectively. Our recent acquisition of PIRI will increase our customer concentration, as the substantial majority of PIRI's sales in 1999 were made to Lucent which is one of our top ten customers. Revenue to any single customer is also subject to significant variability from quarter to quarter. Loss or reduction in orders from our key customers could decrease our revenues and harm our operating results. We expect that revenue to a limited number of customers will continue to account for a high percentage of the net sales for the foreseeable future. Our current customers may not continue to place orders or we may not obtain new orders from new communication customers.

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

BECAUSE WE SELL OUR PRODUCTS TO CUSTOMERS OUTSIDE THE UNITED STATES, WE FACE FOREIGN BUSINESS AND ECONOMIC RISKS THAT COULD HARM US.

        We derived approximately 54 percent of our revenue from customers outside the United States in the first nine months of 2000, 41 percent in 1999, 27 percent in 1998, and 25 percent in 1997. International revenue carries a number of inherent risks, including:

        - reduced protection for intellectual property rights in some countries,
        - the impact of unstable environments or currency fluctuations in economies outside the United States,
        -       generally longer receivable collection periods,
        -       changes in regulatory environments,
        -       tariffs, and

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

        -       delays in ordering by our customers' customer,

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



                                        SDL, INC.
                                        ---------
                                        Registrant





November  1, 2000
                                        /s/ Michael Foster
                                        ------------------
                                        Michael L. Foster
                                        Vice President, Finance
                                        Chief Financial Officer
                                        (duly authorized officer, and principal
                                        financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
27.1                   Financial Data Schedule